Form 10QSB
period 2000-05-31
BURNAM MANAGEMENT INC
filed 2000-06-28
CIK 1108730

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              May 31, 2000

   OR

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from
                                      to


                      Commission file number 0-29901

                               BURNAM MANAGEMENT INC
          (Exact name of registrant as specified in its charter)



     Delaware                                           98-0220849
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


                128 April Rd., Port Moody, B.C. V3H3M5
           (Address of principal executive offices  (zip code))

                              604/469-8901
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                        Outstanding at May 31, 2000

Common Stock, par value $0.0001                    5,000,000

PART I -- FINANCIAL INFORMATION



                               STEPHEN J. BUSH, C.A.
                               Chartered Accountant
                               Port Moody, B.C.
                               Canada


                              ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Burnam Management Inc.
Port Moody, B.C.

I have reviewed the accompanying balance sheet of Burnam Management Inc. (a Development Stage Company), as of May 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the quarterly period ended May 31, 2000. The review was conducted in accordance with Canadian Statements on Standards for accounting standards and Review Services issued by the Canadian Institute of Chartered Accountants. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. All information included in these financial statements is the representation of the management of Burnam Management Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the period ended March 6, 2000 were audited by me and I expressed an unqualified opinion on it in my report dated March 9, 2000. I have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a development stage company. As discussed in Note 1, the Company has been in the development stage since its inception on March 3, 2000. The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         /s/ Stephen J. Bush, C.A.
         Chartered Accountant
         Port Moody, B.C.
         June 9, 2000

ITEM 1.  FINANCIAL STATEMENTS

                            BURNAM MANAGEMENT INC
                       (A DEVELOPMENT STAGE COMPANY)
                               Balance Sheet
                                May 31, 2000
                                (Unaudited)
             (With audited figures at March 6,2000 for comparison)

                                   ASSETS
                                        March 6,2000                May 31,2000

Incorporation Costs                    $      210                   $       -

TOTAL ASSETS                           $      210                   $       -



                     LIABILITIES AND STOCKHOLDER'S EQUITY

                                        March 6,2000                 May 31,2000


LIABILITIES

Total liabilities                       $       -                    $      -


STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par value,
   100 millionshares authorized,
   5,000,000 issued and outstanding            210                          210

   Deficit accumulated during
   development stage                            -                            -

     Total Stockholder's Equity                210                          210

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY                     $     210                     $    210

See accompanying notes to financial statements.


                          BURNAM MANAGEMENT INC
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF OPERATIONS
                             May 31, 2000
                             (unaudited)
          (With audited figures at March 6,2000 for comparison)

                                            March 6,2000            May 31,2000

Income                                      $      -                $       -

Expenses

Organization expense                               -                        -


Total expenses                                     -                        -

NET LOSS                                    $      -                $       -


See accompanying notes to financial statements.

                           BURNAM MANAGEMENT INC
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CHANGES IN
                            STOCKHOLDER'S EQUITY
                             Ended May 31, 2000
                                (unaudited)
             (With audited figures at March 6,2000 for comparison)
                                                          Deficit
                                                          Accumulated
                                            Common        During Devel-
                                            Stock         opment Stage       Total
Common stock issuance                       $   210       $     -           $  210

Net losses: For the period
ended March 6,2000                               -              -                -

For the period
ended May 31, 2000                               -              -                -

BALANCE AT May 31, 2000                     $   210       $     -           $  210



                          BURNAM MANAGEMENT INC
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
                              May 31, 2000
                              (unaudited)
           (With audited figures at March 6,2000 for comparison)

                                            March 6,2000            May 31,2000
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                                    $       -               $      -

Adjustment to reconcile net loss
to net cash used by operating activities:

 Net cash used in operating activities              -                      -

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized incorporation costs	                (210)                    -

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock          210                     -

 Net cash provided by financing activities         210                     -

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS                        $       -                      -

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                 -                      -

CASH AND CASH EQUIVALENTS
END OF PERIOD                               $       -               $      -

See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              AS OF MAY 31, 2000

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    1.     SIGNIFICANT  ACCOUNTING  POLICIES

A.  Basis  of  presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the period ended May 31, 2000 are from the date of the Company's incorporation, March 3, 2000.

B.  Organization and Business Operations

Burnam Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At May 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

C.  Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D.  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

E.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are

                       BURNAM MANAGEMENT, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS
                         AS OF MAY 31, 2000

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)



E.  Income Taxes - Cont'd

recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended May 31, 2000.

F.  New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1998 and has been adopted by the Company. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its adoption of Statements 130 and 131 will not have a material effect on the Company's financial position or results of operations


                           BURNAM MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                            AS OF MAY 31, 2000


NOTE  2 - STOCKHOLDER'S EQUITY

A.  Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to Gerald Ghini, a director of the Company, pursuant to Rule 506 for an aggregate consideration of $210.


B. STOCKHOLDER'S EQUITY cont.

At inception the Company issued 5,000,000 shares of its $.0001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $210 is based upon the actual cost of incorporation.






NOTE  3 - RELATED PARTIES


Legal counsel to the Company is a Director of the Company .

The Company has entered into an agreement with Gerald Ghini for services in exchange for shares of the Company's common stock. Other than incorporation services there have been no services provided by Gerald Ghini through the date of this report. When services are provided, the Company will value the stock at the fair market value of the shares or at the value of the services provided, whichever is more readily determinable.

In addition, the Company has an agreement with the Company's President to perform services without compensation. There have been no services provided through the date of this report by the President. When such services are provided, the Company will record the services at their fair value as a capital contribution.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCOVEL MANAGEMENT INC



                            By:      /s/  Gerald Ghini
                                     Gerald Ghini, President

Dated:  June 12, 2000.