Form 10KSB
period 2001-02-28
BURNAM MANAGEMENT INC
filed 2001-05-15
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - February 28, 2001

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29901


                             BURNAM MANAGEMENT INC.
                 (Name of Small Business Issuer in its charter)



            Delaware                                     98-0220849
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 128  April Rd. Port Moody B.C. Canada                     V3H-3M5
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number: (604) 469-8901

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.0001 par value per share
                                (Title of class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2001, was 5,000,000 shares, held by one stockholder.

                                     PART I

Item 1.  Description of Business

     Burnam Acquisition Inc. (the "Company") was incorporated on March 3, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a Inc. which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

     The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

Item 2.  Description of Property

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     Following a business combination, a target company will normally wish to cause the Company's common stock to trade in one or more United States securities markets. The target company may elect to take the steps required for such admission to quotation following the business combination or at some later time.

     If, after a business combination, the Company does not meet the qualifications for listing on the Nasdaq SmallCap Market, the Company may apply for quotation of its securities on the NASD OTC Bulletin Board. In certain cases the Company may elect to have its securities initially quoted in the "pink sheets" published by the National Quotation Bureau, Inc.

     To have its securities quoted on the NASD OTC Bulletin Board a company must:

     (1) be a company that reports its current financial information to the Securities and Exchange Commission, banking regulators or insurance regulators;

     (2) has at least one market maker who completes and files a Form 211 with NASD Regulation, Inc.

     The NASD OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the NASD OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

     In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

     During the past three years, the Company has sold securities which were not registered as follows:

DATE                     NAME         NUMBER OF SHARES       CONSIDERATION

March 3, 2000       Gerald Ghini (1)     5,000,000               $210

--------------
(1)  Mr. Ghini, is the president and sole director of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

     The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another Inc. or entity.

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

The  Company  has  entered  into an  agreement  with  Gerald  Ghini  , its  sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. Gerald Ghini has agreed to pay all expenses of the Company until such time as abusiness combination is effected, without repayment. Mr. Ghini, is the sole officer and director of the Company.

     The Company does not anticipate expending funds itself for locating a target company. Mr. Ghini, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If Gerald Ghini stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

     Gerald Ghini may locate potential target companies for the Company and is authorized to enter into any agreement with a potential target company binding the Company. Gerald Ghini may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with Gerald Ghini is not exclusive and the Company may enter into similar agreements with other persons or entities.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

Item 7.  Financial Statements

     The financial statements for the year ended February 28, 2001 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     The Director(s) and Officer(s) of the Company are as follows:

     Name                 Age    Positions and Offices Held
     ----------------     ---    --------------------------
     Gerald Ghini          51     President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of the director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

                              PROFESSIONAL HISTORY

2000 - Present

Gerald Ghini acts as President, Secretary, Treasurer and Director for the Company. Mr. Ghini has also acted as Officer and Director of Scovel Mgnt.Inc., Allmon Mgnt. Inc., Anmore Mgnt Inc., Burnam Mgnt. Inc., Burnam Mgnt Inc., and Raybor Mgnt. Inc.

August 1977 - 2000

Mr.Ghini has been primarily involved in all the various aspects of the Real Estate industry during the past two decades. In the years 1991-1999 Mr. Ghini served as a consultant for private companies involved in real estate developments. Responsibilities included the assembly, design, rezoning and sale to contractors of turnkey, ready to build multi-family sites in the Greater Vancouver B.C. area. During the years 1977-1991 Mr. Ghini worked as a licensed Realtor involved in residential and commercial sales throughout the Province of British Columbia.

Other Similar Companies

     Gerald Ghini, the president of the Company, has been and is currently involved with companies similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Ghini is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

     Mr. Ghini is a business consultant in the Vancouver , B.C. As such, demands may be placed on the time of Mr. Ghini which would detract from the amount of time he is able to devote to the Company. Mr. Ghini intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Ghini would not attend to other matters prior to those of the Company.

     The terms of business combination may include such terms as Mr. Ghini remaining a director or officer of the Company and/or as a consultant. The terms of a business combination may provide for a payment by cash or otherwise to Gerald Ghini by a target business for the purchase of all or some of the common stock of the Company owned by Gerald Ghini. Mr. Ghini would directly benefit from such employment or payment. Such benefits may influence Mr. Ghini's choice of a target business.

     Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

     The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

     There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Item 10.  Executive Compensation

     The Company's officer and director does not receive any compensation for his services rendered to the Company, nor has he received such compensation in the past. The officer and director is not accruing any compensation pursuant to any agreement with the Company. However, the officer and director of the Company anticipates receiving benefits as a beneficial shareholder of the Company.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address              Amount of Beneficial    Percent of
of Beneficial Owner           Ownership               Outstanding Stock
-------------------           --------------------    ------------------

Gerald Ghini                  5,000,000               100%
128 April Rd.
Port Moody B.C.
Canada V3H-3M5

All Executive Officers and
Directors as a Group
(1 Person)                    5,000,000               100%

(1)  Mr. Ghini is the sole director and controlling shareholder of Company.

Item 12.  Certain Relationships and Related Transactions

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following person for a total of $210 in cash:

                                NUMBER OF        TOTAL
     NAME                       SHARES           CONSIDERATION
                                ---------        -------------

     GERALD Ghini              5,000,000          $210

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek an acquisition or merger with any entity in which the Company's officer, director or shareholder or their affiliates or associates serve as officer or director or hold any ownership interest. Management is not aware of any circumstances under which this policy may be changed.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended February 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BURNAM ACQUISITION INC.


                              By: /s/ Gerald Ghini
                                  ----------------------
                                  Gerald Ghini, President

Dated:  May 3, 2001


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE        DATE

/s/ Gerald Ghini           Director      May 3, 2001

                             BURNAM ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2001

                             BURNAM ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


PAGE   1  INDEPENDENT AUDITORS REPORT

PAGE   2  BALANCE SHEET AS OF FEBRUARY 28, 2001

PAGE   3  STATEMENTS OF OPERATIONS FOR THE YEAR ENDED FEBRUARY
          28, 2001 AND FOR THE PERIOD FROM MARCH 3, 2000
          (INCEPTION) TO FEBRUARY 28, 2001

PAGE   4  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
          PERIOD FROM MARCH 3, 2000 (INCEPTION) TO FEBRUARY 28,
          2001

PAGE   5  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY
          28, 2001 AND FOR THE PERIOD MARCH 3, 2000 (INCEPTION)
          TO FEBRUARY 28, 2001

PAGES 6 - 8  NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY  28, 2001

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
Burnam Acquisition Inc.
(A Development Stage Company)

I have audited the accompanying balance sheet of Burnam Acquisition Inc. (a development stage company) as of February 28, 2001 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended February 28, 2001 and for the period from March 3, 2000(inception) to February 28, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Burnam Acquisition Inc. (a development stage company) as of February 28, 2001, and the results of its operations and its cash flows for the year then ended and for the period from March 3, 2000 (inception) to February 28, 2001 in conformity with accounting principles generally accepted in the United States.

Stephen J. Bush

Port Moody B.C.
May 1, 2001

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2001
                             -----------------------
                            (EXPRESSED IN US DOLLARS)


                                     ------

Incorporation costs                                                       $  210
                                                                          ------

TOTAL ASSETS                                                              $  210
------------                                                              ======

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

LIABILITIES                                                               $   --

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par
   value, 100,000,000 shares
   authorized, 5,000,000 issued
   and outstanding                                                           210

TOTAL LIABILITIES AND
---------------------
STOCKHOLDER'S EQUITY                                                      $  210
--------------------                                                      ======

                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        ---------------------------------
                        (INCEPTION) TO FEBRUARY 28, 2001

Revenue                                                                   $   --

Expenses:                                                                     --

INCOME                                                                    $   --
------                                                                    ======

                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD FROM MARCH 3, 2000
                        ---------------------------------
                        (INCEPTION) TO FEBRUARY 28, 2001


                                                       Accumulated
                                                      Deficit During
                                            Common     Development
                                             Stock        Stage         Total
                                          ----------    ----------    ----------

Common stock issuance                      5,000,000            --    $      210

Net loss for the period ended:
March 3, 2000                                     --            --            --
                                          ----------    ----------    ----------
February 28, 2001                                 --            --            --
                                          ----------    ----------    ----------


BALANCE AT
February 28, 2001                          5,000,000    $       --    $      210
-----------------                         ==========    ==========    ==========

                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        ---------------------------------
                        (INCEPTION) TO February 28, 2001


CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net income                                                              $   --
 Adjustments to reconcile net loss to net cash provided by operating activities:


 Net cash provided by
  operating activities                                                       --
                                                                         ------

CASH FLOWS FROM INVESTING  ACTIVITIES

Capitalized incorporation costs                                            (210)
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Proceeds from issuance
  of common stock                                                           210
                                                                         ------



INCREASE IN CASH AND CASH EQUIVALENTS                                        --

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD                                                          --
                                                                         ------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $   --
-----------------------------------------                                ======

                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2001
                             -----------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the period ended February 28, 2001 are from the date of the Company's incorporation, March 3, 2000.

     B.   Organization and Business Operations
     -----------------------------------------

     Burnam Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 28, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2001
                             -----------------------


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended March 6, 2000.

     F.   New Accounting Pronouncements
     ----------------------------------

     The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1998 and has been adopted by the Company. Statement No. 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, and is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its adoption of Statements 130 and 131 will not have a material effect on the Company's financial position or results of operations

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2001
                             -----------------------


NOTE  2 - STOCKHOLDER'S EQUITY

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

NOTE  3 - RELATED PARTIES

     Legal counsel to the Company is a Director of the Company.

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