Form 10QSB
period 2001-08-31
BURNAM MANAGEMENT INC
filed 2001-09-27
CIK 1108730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 August 31, 2001

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

Yes  [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class                                Outstanding at August 31, 2001
-------------------------------                   ------------------------------
Common Stock, par value $0.0001                             5,000,000

PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                 August 31, 2001
                                   (Unaudited)
             (With unaudited figures at May 31,2001 for comparison)

                                     ASSETS

                                                  May 31, 2001   August 31, 2001
                                                  ------------     ------------


Incorporation Costs                               $        210     $        210
                                                  ------------     ------------

TOTAL ASSETS                                      $        210     $        210
                                                  ------------     ------------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                  May 31, 2001   August 31, 2001
                                                  ------------     ------------
LIABILITIES

   Total liabilities                              $         --     $         --
                                                  ------------     ------------

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                        210              210
   Deficit accumulated during development stage             --               --

     Total Stockholder's Equity                            210              210
                                                  ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $        210     $        210
                                                  ------------     ------------

                 See accompanying notes to financial statements.

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                 August 31, 2001
                                   (unauditd)

             (With unaudited figures at May 31,2001 for comparison)

                                                  May 31, 2001   August 31, 2001
                                                  ------------     ------------
Income                                            $         --     $         --

Expenses

Organization expense                                        --               --

Total expenses                                              --               --
                                                  ------------     ------------

NET LOSS                                          $         --     $         --
                                                  ------------     ------------

                 See accompanying notes to financial statements.

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                              Ended August 31, 2001
                                   (unaudited)
             (With unaudited figures at May 31,2001 for comparison)

                                                       Deficit
                                                     Accumulated
                                      Common         During Devel-
                                       Stock         opment Stage       Total
                                    ------------    ------------    ------------

Common stock issuance               $        210    $         --    $        210

Net losses: For the period
ended May 31,2001                             --              --              --

For the period
ended August 31, 2001                         --              --              --

BALANCE AT August 31, 2001          $        210    $         --    $        210
                                    ------------    ------------    ------------

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                 August 31, 2001
                                   (unaudited)
             (With unaudited figures at May 31,2001 for comparison)

CASH FLOWS FROM                                   May 31, 2001   August 31, 2001
                                                  ------------     ------------
OPERATING ACTIVITIES:

Net loss                                          $         --     $         --
Adjustment to reconcile net loss
  to net cash used by operating activities:

Net cash used in operating activities                       --               --
                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized incorporation costs                           --               --
                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock                    --               --
                                                  ------------     ------------

Net cash provided by financing activities                   --               --
                                                  ------------     ------------

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS                              $         --     $         --
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                         --               --
                                                  ------------     ------------

CASH AND CASH EQUIVALENTS
END OF PERIOD                                     $         --     $         --
                                                  ------------     ------------

                 See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
          ---------------------

          The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , all adjustments considered necessary in order to make the financial statements not misleading , have been included. Amounts reported in the statements of operations and deficit and cash flows are for the quarterly period ended August 31, 2001.

     B.   Organization and Business Operations
          ------------------------------------

          Burnam Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At August 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

     C.   Use of Estimates
          ----------------

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

     D.   Cash and Cash Equivalents
          -------------------------

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     E.   Income Taxes
          ------------

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001


NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
          ---------------------

          recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended August 31, 2001.

     F.   New Accounting Pronouncements
          -----------------------------

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

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2001


NOTE 2 - STOCKHOLDER'S EQUITY
-----------------------------

     A.   Common Stock
          ------------

          The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to Gerald Ghini, a director of the Company, pursuant to Rule 506 for an aggregate consideration of $210.

     B.   STOCKHOLDER'S EQUITY cont.
          --------------------------

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

PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no legal proceedings against the Company and the Company is unaware of any such proceedings contemplated against it.

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

                                        Dated: September 20, 2001.