Form 10QSB
period 2001-11-30
BURNAM MANAGEMENT INC
filed 2001-12-12
CIK 1108730

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended
                              November 30, 2001

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

Yes  [X]        No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                             Outstanding at November  30, 2001

Common Stock, par value $0.0001                           5,000,000

PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                November 30, 2001
                                   (Unaudited)
           (With unaudited figures at August 31, 2001 for comparison)

                                     ASSETS

                                             August 31, 2001   November 30, 2001
                                             ---------------   -----------------

Incorporation Costs                             $      210        $      210
                                                ----------        ----------

TOTAL ASSETS                                    $      210        $      210
                                                ----------        ----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                             August 31, 2001   November 30, 2001
                                             ---------------   -----------------

LIABILITIES

   Total liabilities                            $       --        $       --
                                                ----------        ----------

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par value,
    100 million shares authorized,
    5,000,000 issued and outstanding                   210               210
   Deficit accumulated during
    development stage                                   --                --

     Total Stockholder's Equity                        210               210
                                                ----------        ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $      210        $      210
                                                ----------        ----------

                 See accompanying notes to financial statements.

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                November 30, 2001
                                   (unauditd)
            (With unaudited figures at August 31,2001 for comparison)


                                             August 31, 2001   November 30, 2001
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

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                             Ended November 30, 2001
                                   (unaudited)
            (With unaudited figures at August 31,2001 for comparison)


                                                       Deficit
                                                       Accumulated
                                        Common         During Devel-
                                        Stock          opment Stage   Total
                                        -----          ------------   -----

Common stock issuance                   $      210     $       --     $      210

Net losses: For the period
ended August 31, 2001                           --             --             --

For the period
ended November 30, 2001                         --             --             --

BALANCE AT November 30, 2001            $      210     $       --     $      210
                                        ----------     ----------     ----------

                              BURNAM MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                November 30, 2001
                                   (unaudited)
            (With unaudited figures at August 31,2001 for comparison)

CASH FLOWS FROM                              August 31, 2001   November 30, 2001
OPERATING ACTIVITIES:                        ---------------   -----------------

Net loss                                        $       --        $       --
Adjustment to reconcile net loss
 to net cash used by operating activities:

 Net cash used in operating activities                  --                --
                                                ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capitalized incorporation costs                       --                --
                                                ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock               --                --
                                                ----------        ----------

 Net cash provided by financing activities              --                --
                                                ----------        ----------

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS                            $       --        $       --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                     --                --
                                                ----------        ----------

CASH AND CASH EQUIVALENTS
END OF PERIOD                                   $       --        $       --
                                                ----------        ----------

                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management , all adjustments considered necessary in order to make the financial statements not misleading , have been included. Amounts reported in the statements of operations and deficit and cash flows are for the quarterly period ended November 30, 2001.

     B.   Organization and Business Operations
     -----------------------------------------

     Burnam Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At November 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended November 30, 2001.

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

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2001


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

                                        Dated: December 10, 2001.