Form 10KSB
period 2002-02-28
BURNAM MANAGEMENT INC
filed 2002-07-17
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended - February 28, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 000-29901



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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2002, was 5,000,000 shares, held by one stockholder.

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

     --------

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

Item 7.  Financial Statements

     The financial statements for the year ended February 28, 2002 are attached to this filing.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Director(s) and Officer(s) of the Company are as follows:


     Name                    Age        Positions and Offices Held
     ----------------        ---        --------------------------
     Gerald Ghini             52        President, Secretary, Director

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


                              PROFESSIONAL HISTORY


2000 - Present

Gerald Ghini acts as President, Secretary, Treasurer and Director for the Company. Mr. Ghini has also acted as Officer and Director of Scovel Mgnt.Inc., Allmon Mgnt. Inc., Anmore Mgnt Inc., Burnam Mgnt. Inc., Burnam Mgnt Inc., and Burnam Mgnt. Inc.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Item 12.  Certain Relationships and Related Transactions

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following person for a total of $210 in cash:


                        NUMBER OF        TOTAL
NAME                    SHARES           CONSIDERATION
----                    ---------        -------------

GERALD Ghini            5,000,000          $210


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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the quarter ended February 28, 2002.


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

Dated:  July 5, 2002


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE          DATE

/s/ Gerald Ghini           Director      July 5, 2002
----------------

                             BURNAM ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2002



                             BURNAM ACQUISITION INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS


PAGE        1  INDEPENDENT AUDITORS REPORT

PAGE        2  BALANCE SHEET AS OF FEBRUARY 28, 2002

PAGE        3  STATEMENTS OF OPERATIONS FOR THE YEAR ENDED FEBRUARY
                 28, 2002 AND FOR THE PERIOD FROM MARCH 3, 2000
                 (INCEPTION) TO FEBRUARY 28, 2002

PAGE        4  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE
                 PERIOD FROM MARCH 3, 2000 (INCEPTION) TO FEBRUARY 28,
                 2002

PAGE        5  STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY
                 28, 2002 AND FOR THE PERIOD MARCH 3, 2000 (INCEPTION) TO FEBRUARY 28, 2002

PAGES    6 - 8 NOTES TO FINANCIAL STATEMENTS AS OF FEBRUARY  28, 2002

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of:
Burnam Acquisition Inc.
(A Development Stage Company)

I have audited the accompanying balance sheet of Burnam Acquisition Inc. (a development stage company) as of February 28, 2002 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended February 28, 2002 and for the period from March 3, 2000(inception) to February 28, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly in all material respects, the financial position of Burnam Acquisition Inc. (a development stage company) as of February 28, 2002, and the results of its operations and its cash flows for the year then ended and for the period from March 3, 2000 (inception) to February 28, 2002 in conformity with accounting principles generally accepted in the United States.


/s/ Stephen J. Bush
-------------------
Stephen J. Bush



Port Moody B.C.
July 5, 2002

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                             AS OF FEBRUARY 28, 2002
                            (EXPRESSED IN US DOLLARS)



                                     ASSETS
                                     ------


Incorporation costs                                          $      210
                                                             ----------

TOTAL ASSETS                                                 $      210
------------                                                 ==========



                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


LIABILITIES                                                  $      --



STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par
   value, 100,000,000 shares
   authorized, 5,000,000 issued
   and outstanding                                                  210


TOTAL LIABILITIES AND
---------------------
STOCKHOLDER'S EQUITY                                         $      210
--------------------                                         ==========



                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO FEBRUARY 28, 2002







Revenue                                               $   --

Expenses:                                                 --






INCOME                                                $   --
------                                                ========











                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO FEBRUARY 28, 2002



                                                  Accumulated
                                                 Deficit During
                                    Common         Development
                                    Stock            Stage             Total
                                --------------   --------------   --------------
Common stock issuance                5,000,000             --     $          210

Net loss for the period ended:
 March 3, 2000                            --               --               --
                                --------------   --------------   --------------
February 28, 2002                         --               --               --
                                --------------   --------------   --------------


BALANCE AT
February 28, 2002                    5,000,000   $         --     $          210
-----------------                                ==============   ==============










                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 3, 2000
                        (INCEPTION) TO February 28, 2002


CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net income                                                          $     --
 Adjustments to reconcile net loss to net cash provided by operating activities:


 Net cash provided by
  operating activities                                                     --
                                                                     ----------

CASH FLOWS FROM INVESTING  ACTIVITIES

Capitalized incorporation costs                                            (210)
CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Proceeds from issuance
  of common stock                                                           210
                                                                     ----------



INCREASE IN CASH AND CASH EQUIVALENTS                                      --

CASH AND CASH EQUIVALENTS-
BEGINNING OF PERIOD                                                        --
                                                                     ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $     --
-----------------------------------------                            ==========





                See accompanying notes to financial statements.

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002
              NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   SIGNIFICANT ACCOUNTING POLICIES
------------------------------------

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the period ended February 28, 2002 are from the date of the Company's incorporation, March 3, 2000.


     B.   Organization and Business Operations
     -----------------------------------------

     Burnam Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At February 28, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

     D. Cash and Cash Equivalents
     ----------------------------

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     E.   Income Taxes
     -----------------

     The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------



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

                             BURNAM MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF February 28, 2002


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