Form 10QSB
period 2002-10-15
BURNAM MANAGEMENT INC
filed 2002-11-21
CIK 1108730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(mark one)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
October 15, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from
to

Commission file number 000-29905

BURNHAM MANAGEMENT INC
(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9175 Mainwaring Rd. Sidney, British Columbia V8L 1J9 Canada
(Address of principal executive offices (zip code))

250-656-4490
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No ____

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 15, 2002

Common Stock, par value $0.0001	5,000,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNHAM MANAGEMENT INC

By: /s/ Rick Plotnikoff
Rick Plotnikoff, President

Dated: October 15, 2002.