Form 10QSB
period 2003-05-15
BURNAM MANAGEMENT INC
filed 2003-05-21
CIK 1108730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
May 15, 2003

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

Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2003

Common Stock, par value $0.0001	5,000,000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURNAM MANAGEMENT INC By: /s/ Rick Plotnikoff Rick Plotnikoff, President Dated: May 15, 2003.