Form 10KSB
period 2003-02-28
BURNAM MANAGEMENT INC
filed 2004-01-21
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - February 28, 2003


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


9175 Mainwaring Rd Sidney BC Canada                       V8L 1J9
(Address of principal executive offices)                 (Zip Code)



                    Issuer's telephone number: (250) 656-4490

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of Common Stock, $0.001 par value, outstanding on February 28, 2003, was 5,000,000 shares, held by one stockholder.

                                     PART I


Item 1.  Description of Business

     Burnam Management Inc. (the "Company") was incorporated on March 3, 2000 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

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

     During the past three years, the Company has sold securities which were not registered as follows:


DATE                    NAME          NUMBER OF SHARES       CONSIDERATION

March 3, 2000       Rick Plotnikoff (1)     5,000,000               $210

--------

     (1) Mr. Plotnikoff, is the president and sole director of the Company.

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

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops,of which there is no assurance.

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

     The Company has entered into an agreement with Rick Plotnikoff, its sole shareholder, to supervise the search for target companies as potential candidates for a business combination. The agreement will continue until such time as the Company has effected a business combination. Rick Plotnikoff has agreed to pay all expenses of the Company until such time as a business combination is effected, without repayment. Mr. Plotnikoff, is the sole officer and director of the Company.

     The Company does not anticipate expending funds itself for locating a target company. Mr. Plotnikoff, the officer and director of the Company, provides his services without charge or repayment. The Company will not borrow any funds to make any payments to the Company's management, its affiliates or associates. If Rick Plotnikoff stops or becomes unable to continue to pay the Company's operating expenses, the Company may not be able to timely make its periodic reports required under the Exchange Act nor to continue to search for an acquisition target. In such event, the Company would seek alternative sources of funds or services, primarily through the issuance of its securities.

     Rick Plotnikoff may locate potential target companies for the Company and is authorized to enter into any agreement with a potential target company binding the Company. Rick Plotnikoff may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with Rick Plotnikoff is not exclusive and the Company may enter into similar agreements with other persons or entities.

     The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

Subsequent to February 28, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc. ("PMW") whereby the Company acquired 100% of the issued and outstanding voting interests in PMW. The Company issued 20,000,000 shares of its common stock as consideration for the acquisition. As a result of the issuance of 20,000,000 shares of the Company's common stock, the former shareholders of PMW obtained control of the Company.

Item 7.  Financial Statements

     The financial statements for the year ended February 28, 2003 are at the end of this filing.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In September 2003 the Board of Directors approved a change of accountants from Stephen J. Bush to Epstein Weber and Conover, PLC.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     with Section 16(a) of the Exchange Act

     The Director(s) and Officer(s) of the Company are as follows:


     Name                    Age        Positions and Offices Held
     ----------------        ---        --------------------------
     Rick Plotnikoff         43         President, Secretary, Director

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


                              PROFESSIONAL HISTORY

PROFESSIONAL HISTORY

Present

Rick Plotnikoff acts as President, Secretary, Treasurer and Director for the Company. Mr. Plotnikoff has also acted as Officer and Director of, Burnam Managment Inc.,

April 1982 - 2002

Mr.Plotnikoff is currently involved in the health food industry with Canadian Hemp Corporation. His responsibilities include coordinating strategy, planning, and product development. Mr. Plotnikoff devotes most of his time to the affairs of the Company. He has been involved in the health industry since 1989 at which time he founded a private company called Kayto Life Herbs International Corp. Prior to his involvement with Kayto Life Herbs International Corp., Mr. Plotnikoff was an Inspector employed by Revenue Canada in the Customs and Excise Division. Mr. Plotnikoff has a holding company called Shopcom Holdings Ltd. and spends part of his time on the operations of the Holding Company.

Other Similar Companies

Rick Plotnikoff, the president of the Company, is currently involved with Burnam Management Inc similar to this one. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies.

Conflicts of Interest

     A conflict may arise in the event that a similar company with which Mr. Plotnikoff is affiliated also actively seeks a target company. It is anticipated that target companies will be located for the Company and other similar companies in chronological order of the date of formation of such companies or, in the case of companies formed on the same date, alphabetically. However, other companies may differ from the Company in certain items such as place of incorporation, number of shares and shareholders, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain company formed after the Company. In such case, a business combination might be negotiated on behalf of the more suitable or preferred similar company regardless of date of formation.

     Mr. Plotnikoff is a businessman in Sidney, B.C. As such, demands may be placed on the time of Mr. Plotnikoff which would detract from the amount of time he is able to devote to the Company. Mr. Plotnikoff intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Plotnikoff would not attend to other matters prior to those of the Company.

     The terms of business combination may include such terms as Mr. Plotnikoff remaining a director or officer of the Company and/or as a consultant. The terms of a business combination may provide for a payment by cash or otherwise to Rick Plotnikoff by a target business for the purchase of all or some of the common stock of the Company owned by Mr. Plotnikoff. Mr. Plotnikoff would directly benefit from such employment or payment. Such benefits may influence Mr. Plotnikoff's choice of a target business.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of February 28, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

 Name and Address             Amount of Beneficial     Percent of
of Beneficial Owner           Ownership                Outstanding Stock
- -------------------           --------------------     ------------------

Rick Plotnikoff                  5,000,000                      100%
9175 Mainwaring Rd
Sidney, BC
Canada V8L 1J9

All Executive Officers and
Directors as a Group
(1 Person)                    5,000,000                      100%




(1) Mr. Plotnikoff is the sole director and controlling shareholder of Company.

Item 12.  Certain Relationships and Related Transactions

     On March 3, 2000, the Company issued a total of 5,000,000 shares of Common Stock to the following person for a total of $210 in cash:


                        NUMBER OF        TOTAL
NAME                    SHARES           CONSIDERATION
-----                   ---------        -------------

Rick Plotnikoff         5,000,000          $210


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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) There were no reports on Form 8-K filed by the Company during the year ended February 28, 2003.

Item 14 - Controls and Procedures

     As required by Rule 13a-14 under the Exchange Act, within 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

     The Company has confidence in its internal controls and procedures and has expanded its efforts to develop and improve its controls. Nevertheless, the Company's management, including the Chief Executive Officer, does not expect that the Company's disclosure procedures and controls, or its internal controls, will necessarily prevent all error or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that the Company is subject to resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all internal control issues or instances of fraud, if any, within the Company be detected.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BURNAM MANAGEMENT INC.


                             By: /s/ Rick Plotnikoff
                              ----------------------
                              Rick Plotnikoff, President

Dated:  January 16, 2004


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE          DATE

/s/ Rick Plotnikoff         Director        January 16, 2004
-------------------

                             Burnam Management, Inc.
                          Financial Statements for the
                     Years ended February 28, 2003 and 2002


                                                               Page #

Independent Auditor's Report                                   F-1

Balance Sheet as of February 28, 2003                          F-2

Statements of Operations                                       F-3

Statements of Stockholders' Equity (Deficit)                   F-4
for the Period March 3, 2000 (Inception) to February 28, 2003

Statements of Cash Flows                                       F-5

Notes to Financial Statements                                  F-6

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
Burnam Management, Inc.


We have audited the balance sheet of Burnam Management, Inc. (a Development Stage Company), as of February 28, 2003 and the related statements of operations, stockholders' equity (deficit)and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Burnam Management, Inc. as of February 28, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced operations, raised capital or implemented a plan of operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/EPSTEIN, WEBER & CONOVER, P.L.C.
   Scottsdale, Arizona
   October 17, 2003

BURNAM MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET AS OF FEBRUARY 28, 2003
================================================================================


ASSETS

CURRENT ASSETS                                                            $           -

                                                                         ---------------
TOTAL ASSETS                                                                          -
                                                                         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES                                                       $           -

                                                                         ---------------
TOTAL LIABILITIES                                                                     -
                                                                         ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 5,000,000 shares issued and outstanding                           500
   Deficit accumulated during the development stage                                (500)
                                                                         ---------------

      Total stockholders' equity                                                      -

                                                                         ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $           -
                                                                         ===============


BURNAM MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
================================================================================

                                                                                      MARCH 3,
                                                FOR THE           FOR THE               2000
                                               YEAR ENDED         YEAR ENDED       (INCEPTION) TO
                                              FEBRARY 28,        FEBRARY 28,         FEBRARY 28,
                                                 2003               2002              2003
                                            ----------------  -----------------  ----------------
INCOME                                       $            -    $             -    $            -
                                            ----------------  -----------------  ----------------

COSTS AND EXPENSES:
    General and administrative expense                  210                  -               210
                                            ----------------  -----------------  ----------------
             Total                                      210                  -               210

                                            ----------------  -----------------  ----------------
INCOME (LOSS) FROM OPERATIONS                          (210)                 -              (210)

INCOME TAXES                                              -                  -                 -

                                            ----------------  -----------------  ----------------
NET INCOME (LOSS)                            $         (210)   $             -    $         (210)
                                            ================  =================  ================

NET INCOME (LOSS) PER COMMON SHARE
   Basic                                     $            *    $             *    $            *
                                            ================  =================  ================
   Diluted                                   $            *    $             *    $            *
                                            ================  =================  ================

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (BASIC AND DILUTED)                5,000,000          5,000,000         5,000,000
                                            ================  =================  ================


 *  - less than $0.01 per share

BURNAM MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 3, 2000 (INCEPTION) TO FEBRUARY 28, 2003
================================================================================

                                                                         Additional
                                                Common Stock              Paid-in        Accumulated
                                           Shares        Amount           Capital          Deficit          Total
                                           ------        ------           -------          -------          -----
Common Shares issued to founders
  for cash                                5,000,000        $ 500             $ -           $ (290)         $ 210

Net loss for the period from inception
   to February 28, 2001                           -            -               -                -              -

                                      -------------- ------------ -------------------------------- --------------
BALANCE FEBRUARY 28, 2001                 5,000,000          500               -             (290)           210
                                      -------------- ------------ -------------------------------- --------------

Net loss for the year ended
   February 28, 2002                              -            -               -                -              -

                                      -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2002                 5,000,000          500               -             (290)           210
                                      -------------- ------------ --------------- ---------------- --------------

Net loss for the year ended
   February 28, 2003                              -            -               -             (210)          (210)

                                      -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2003                 5,000,000        $ 500             $ -           $ (500)         $   -
                                      ============== ============ =============== ================ ==============


BURNAM MANAGEMENT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                           Period from
                                                                                                           March 3, 2000
                                                                                                        (date of inception)
                                                                 Year Ended          Year Ended                 to
                                                               February 28, 2003   February 28, 2002     February 28, 2003
                                                               -----------------   -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $       (210)      $            -       $        (210)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Amortization of organization costs                                      210                                      210
  Changes in assets and liabilities:
    Capitalized organization costs                                           -                                     (210)
                                                              -----------------   ------------------   -----------------
          Net cash used in operating activities                              -                    -                (210)
                                                              -----------------   ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                              -                    -                 210
                                                              -----------------   ------------------   -----------------

INCREASE IN CASH AND EQUIVALENTS                                             -                    -                   -

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    -                    -                   -
                                                              -----------------   ------------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                               $          -       $            -       $           -
                                                              =================   ==================   =================


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                $          -       $            -       $           -
                                                              =================   ==================   =================

     Income taxes paid                                            $          -       $            -       $           -
                                                              =================   ==================   =================


BURNAM MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEAR ENDED FEBRUARY 28, 2003
================================================================================

1.   ORGANIZATION AND BASIS OF PRESENTATION

     Burnam Management, Inc. (the "Company") a Delaware corporation, was incorporated on March 3, 2000. Subsequent to February 28, 2003, the Company changed its name to Public Media Works, Inc. The Company is a development stage enterprise with a fiscal year ending February 28. The Company has not identified a business into which it intends to operate. The Company intends to target an operating entity into which it will merge.

     The Company faces many operating challenges. There is no meaningful operating history to evaluate the Company's prospects for successful operations. Future losses for the Company are anticipated. The proposed plan of operations would include seeking an operating entity with which to merge. Even if successful, a merger may not result in cash flow sufficient to finance the continued expansion of a business.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As mentioned above, the Company intends to seek a merger candidate but has not yet identified possible candidates nor has the Company obtained capital needed to achieve management's plans and support its operations and there is no assurance that the Company will be able to raise such financing. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents - Cash and cash equivalents include all short-term liquid investments that are readily convertible to known amounts of cash and have original maturities of three months or less. The Company had no cash or cash equivalents as of February 28, 2003.

     Income taxes - The Company provides for income taxes based on the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which among other things, requires that recognition of deferred income taxes be measured by the provisions of enacted tax laws in effect at the date of financial statements. To date, the Company has had no material operations for which an income tax effect would be applied.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income (Loss) Per Common Share - Basic income per share is computed using the weighted average number of shares of common stock outstanding for the period. The Company has a simple capital structure and therefore there is no presentation for diluted loss per share.

3.   RELATED PARTY TRANSACTIONS

     Managerial and administrative functions of the Company are performed by the Company's sole officer. This officer has performed these functions at no cost to the Company.

4.   SUBSEQUENT EVENTS

     Subsequent to February 28, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc. ("PMW") whereby the Company acquired 100% of the issued and outstanding voting interests in PMW. The Company issued 20,000,000 shares of its common stock as consideration for the acquisition. As a result of the issuance of 20,000,000 shares of the Company's common stock, the former shareholders of PMW obtained control of the Company. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by PMW under the purchase method of accounting, and will be treated as a recapitalization with PMW as the acquirer.