Form 10QSB/A
period 2003-05-31
PUBLIC MEDIA WORKS
filed 2004-02-25
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended May 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from

                          Commission File No. 000-29901

                            BURNAM MANAGEMENT, INC.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                              98-0220849
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                     9175 Mainwaring Rd., Sidney, BC V8L 1J9
                    (Address of Principal Executive Offices)

                                 (250) 656-4490
                           (Issuer's telephone number)

      (Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 2003: 5,000,000 shares of common stock.

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 1. Legal Proceedings

  Item 2. Changes in Securities

  Item 3. Defaults Upon Senior Securities

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature


Item 1. Financial Information
- -----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended May 31, 2003 are not necessarily indicative of results that may be expected for the year ending February 28, 2004. The financial statements are presented on the accrual basis.

                            Public Media Works, Inc.
                         (FKA/Burnam Management, Inc.)
                          Financial Statements for the
                     Quarters ended May 31, 2003 and 2002


                                                               Page #


Balance Sheet                                                  F-1

Statements of Operations                                       F-2

Statements of Stockholders' Equity (Deficit)                   F-3

Statements of Cash Flows                                       F-4

Notes to Financial Statements                                  F-5

BURNAM MANAGEMENT, INC.
BALANCE SHEET AS OF MAY 31, 2003 AND FEBRUARY 28, 2003
================================================================================




ASSETS

CURRENT ASSETS                                                  $         -          $           -

                                                                -----------         ---------------
TOTAL ASSETS                                                              -                      -
                                                                ===========         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

ACCRUED EXPENSES                                                $       250          $           -

                                                                -----------         ---------------
TOTAL LIABILITIES                                                       250                      -
                                                                -----------         ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 5,000,000 shares issued and outstanding               500                    500
   Deficit accumulated during the development stage                    (750)                  (500)
                                                                ------------        ---------------

      Total stockholders' equity                                       (250)                     -

                                                                ------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         -          $           -
                                                                ============        ===============


BURNAM MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
================================================================================


                                                                                      MARCH 3,
                                                FOR THE           FOR THE              2000
                                            QUARTER ENDED       QUARTER ENDED      (INCEPTION) TO
                                                MAY 31,            MAY 31,            MAY 31,
                                                 2003               2002               2003
                                            ----------------  -----------------  ----------------
INCOME                                       $            -    $             -    $            -
                                            ----------------  -----------------  ----------------

COSTS AND EXPENSES:
    General and administrative expense                  250                  -               460
                                            ----------------  -----------------  ----------------
             Total                                      250                  -               460

                                            ----------------  -----------------  ----------------
INCOME (LOSS) FROM OPERATIONS                          (250)                 -              (460)

INCOME TAXES                                              -                  -                 -

                                            ----------------  -----------------  ----------------
NET INCOME (LOSS)                            $         (250)   $             -    $         (460)
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
                                            ================  =================  ================



 *  - less than $0.01 per share

BURNAM MANAGEMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 3, 2000 (INCEPTION) TO MAY 31, 2003
================================================================================


                                                                         Additional
                                                Common Stock              Paid-in        Accumulated
                                           Shares        Amount           Capital          Deficit          Total
                                           ------        ------           -------          -------          -----
Common Shares issued to founders
  for cash                                5,000,000        $ 500             $ -           $ (290)         $ 210

Net loss for the period from inception
   to February 28, 2001                           -            -               -                -              -

                                      -------------- ------------ -------------------------------- --------------
BALANCE FEBRUARY 28, 2001                 5,000,000          500               -             (290)           210
                                      -------------- ------------ -------------------------------- --------------

Net loss for the year ended
   February 28, 2002                              -            -               -                -              -

                                      -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2002                 5,000,000          500               -             (290)           210
                                      -------------- ------------ --------------- ---------------- --------------

Net loss for the year ended
   February 28, 2003                              -            -               -             (210)          (210)

                                      -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2003                 5,000,000        $ 500             $ -           $ (500)         $   -
                                      -------------- ------------ --------------- ---------------- --------------

Net Loss                                          -            -               -             (250)          (250)

                                      -------------- ------------ --------------- ---------------- --------------

BALANCE MAY 31, 2003                      5,000,000        $ 500             $ -           $ (750)         $(250)
                                      ============== ============ =============== ================ ==============


BURNAM MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
================================================================================

                                                                                                           Period from
                                                                                                           March 3, 2000
                                                                                                        (date of inception)
                                                                                                                to
                                                                  May 31, 2003        May 31, 2002         May 31, 2003
                                                               -----------------   -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $       (250)      $            -       $        (460)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Amortization of organization costs                                        -                                      210
  Changes in assets and liabilities:
    Accrued expenses                                                       250                                      250
    Capitalized organization costs                                           -                                     (210)
                                                              -----------------   ------------------   -----------------
          Net cash used in operating activities                              -                    -                (210)
                                                              -----------------   ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                              -                    -                 210
                                                              -----------------   ------------------   -----------------

INCREASE IN CASH AND EQUIVALENTS                                             -                    -                   -

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                    -                    -                   -
                                                              -----------------   ------------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                               $          -       $            -       $           -
                                                              =================   ==================   =================


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                                $          -       $            -       $           -
                                                              =================   ==================   =================

     Income taxes paid                                            $          -       $            -       $           -
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

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------------

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

Item 3. Controls and Procedures
---------------------------------

(a)  Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.


                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     May 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BURNAM MANAGEMENT, INC.



Date:   February 25, 2004                /s/  Richard Plotnikoff
                                        --------------------------------
                                        Richard Plotnikoff
                                        President and Director