Form 10QSB/A
period 2003-08-31
PUBLIC MEDIA WORKS
filed 2004-02-25
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         AMENDMENT NO. 1 TO FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2003

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2003: 5,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended August 31, 2003 are not necessarily indicative of results that may be expected for the year ending February 28, 2004. The financial statements are presented on the accrual basis.

                            Burnam Management, Inc.
                          Financial Statements for the
                        Six Months Ended August 31, 2003


                                                               Page #


Balance Sheet                                                  F-1

Statements of Operations                                       F-2

Statements of Stockholders' Equity (Deficit)                   F-3

Statements of Cash Flows                                       F-4

Notes to Financial Statements                                  F-5

BURNAM MANAGEMENT, INC.
BALANCE SHEET AS OF AUGUST 31, 2003 AND FEBRUARY 28, 2003
================================================================================


ASSETS

CURRENT ASSETS                                                  $         -          $           -

                                                                -----------         ---------------
TOTAL ASSETS                                                              -                      -
                                                                ===========         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:

ACCRUED EXPENSES                                                $       500          $           -

                                                                -----------         ---------------
TOTAL LIABILITIES                                                       500                      -
                                                                -----------         ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $0.0001 par value, 100,000,000 shares
      authorized, 5,000,000 shares issued and outstanding               500                    500
   Deficit accumulated during the development stage                  (1,000)                  (500)
                                                                ------------        ---------------

      Total stockholders' equity                                       (500)                     -

                                                                ------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         -          $           -
                                                                ============        ===============



BURNAM MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
================================================================================

                                                                                      MARCH 3,
                                                FOR THE           FOR THE              2000
                                               SIX ENDED          SIX ENDED      (INCEPTION) TO
                                                AUGUST 31,        AUGUST 31,        AUGUST 31,
                                                 2003               2002               2003
                                            ----------------  -----------------  ----------------

INCOME                                       $            -    $             -    $            -
                                            ----------------  -----------------  ----------------

COSTS AND EXPENSES:
    General and administrative expense                  500                  -               710
                                            ----------------  -----------------  ----------------
             Total                                      500                  -               710

                                            ----------------  -----------------  ----------------
INCOME (LOSS) FROM OPERATIONS                          (500)                 -              (710)

INCOME TAXES                                              -                  -                 -

                                            ----------------  -----------------  ----------------
NET INCOME (LOSS)                            $         (500)   $             -    $         (710)
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
                                            ================  =================  ================




 *  - less than $0.01 per share

BURNAM MANAGEMENT, INC.
STATEMENTS OF OPERATIONS
================================================================================


                                                FOR THE           FOR THE
                                              THREE ENDED        THREE ENDED
                                                AUGUST 31,        AUGUST 31,
                                                 2003               2002
                                            ----------------  -----------------

INCOME                                       $            -    $             -
                                            ----------------  -----------------

COSTS AND EXPENSES:
    General and administrative expense                  250                  -
                                            ----------------  -----------------
             Total                                      250                  -

                                            ----------------  -----------------
INCOME (LOSS) FROM OPERATIONS                          (250)                 -

INCOME TAXES                                              -                  -

                                            ----------------  -----------------
NET INCOME (LOSS)                            $         (250)   $             -
                                            ================  =================



BURNAM MANAGEMENT, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 3, 2000 (INCEPTION) TO AUGUST 31, 2003
================================================================================


                                                                  Additional
                                        Common Stock               Paid-in        Accumulated
                                    Shares        Amount           Capital          Deficit          Total
                                    ------        ------           -------          -------          -----
Common Shares issued to founders
  for cash                          5,000,000        $ 500             $ -           $ (290)         $ 210

Net loss for the period from inception
   to February 28, 2001                    -            -               -                -              -

                                -------------- ------------ -------------------------------- --------------
BALANCE FEBRUARY 28, 2001           5,000,000          500               -             (290)           210
                                -------------- ------------ -------------------------------- --------------

Net loss for the year ended
   February 28, 2002                        -            -               -                -              -

                                -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2002           5,000,000          500               -             (290)           210
                                -------------- ------------ --------------- ---------------- --------------

Net loss for the year ended
   February 28, 2003                        -            -               -             (210)          (210)

                                -------------- ------------ --------------- ---------------- --------------
BALANCE FEBRUARY 28, 2003           5,000,000        $ 500             $ -           $ (500)         $   -
                                -------------- ------------ --------------- ---------------- --------------

Net Loss                                   -            -               -             (5000)          (500)

                                -------------- ------------ --------------- ---------------- --------------

BALANCE AUGUST 31, 2003           5,000,000        $ 500             $ -           $ (1,000)         $(500)
                                ============== ============ =============== ================ ==============


BURNAM MANAGEMENT, INC.
STATEMENTS OF CASH FLOWS
================================================================================

                                                                                             Period from
                                                                                             March 3, 2000
                                                                                          (date of inception)
                                                                                                 to
                                                AUGUST 31, 2003      AUGUST 31, 2002         AUGUST 31, 2003
                                                -----------------   -----------------     -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $       (500)      $            -       $        (710)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Amortization of organization costs                           -                    -                 210

  Changes in assets and liabilities:

    Accrued expenses                                          500                                      500
    Capitalized organization costs                              -                                     (210)
                                                    -----------------   ------------------   -----------------
          Net cash used in operating activities                 -                    -                (210)
                                                    -----------------   ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for cash                                 -                    -                 210
                                                    -----------------   ------------------   -----------------

INCREASE IN CASH AND EQUIVALENTS                                -                    -                   -

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                       -                    -                   -
                                                    -----------------   ------------------   -----------------

CASH AND EQUIVALENTS, END OF PERIOD                  $          -       $            -       $           -
                                                    =================   ==================   =================


SUPPLEMENTAL CASH FLOW INFORMATION:

     Interest paid                                   $          -       $            -       $           -
                                                    =================   ==================   =================

     Income taxes paid                               $          -       $            -       $           -
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

4. SUBSEQUENT EVENTS

Subsequent to August 31, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc. ("PMW") whereby the Company acquired 100% of the issued and outstanding voting interests in PMW. The Company issued 20,000,000 shares of its common stock as consideration for the acquisition. As a result of the issuance of 20,000,000 shares of the Company's common stock, the former shareholders of PMW obtained control of the Company. For financial accounting purposes, the acquisition was a reverse acquisition of the Company by PMW under the purchase method of accounting, and will be treated as a recapitalization with PMW as the acquirer.

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

Subsequent to August 31, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc. ("PMW") whereby the Company acquired 100% of the issued and outstanding voting interests in PMW. The Company issued 20,000,000 shares of its common stock as consideration for the acquisition. As a result of the issuance of 20,000,000 shares of the Company's common stock, the former shareholders of PMW obtained control of the Company.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     33.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     33.2 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     August 31, 2003.

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