Form 10QSB/A
period 2002-08-31
PUBLIC MEDIA WORKS INC
filed 2004-04-27
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 31, 2002


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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 31, 2002: 5,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended August 31, 2002 are not necessarily indicative of results that may be expected for the year ending February 28, 2003. The financial statements are presented on the accrual basis.

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



Page

Financial Statements:

  Balance Sheets                            1

  Statements of Operations                  2

  Statements of Cash Flows                  3

  Notes to Financial Statements           4-5

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                 AUGUST 31, 2002

                                   (UNAUDITED)


                                              August 31,      February 28,
                                                 2002             2002
                                              ---------       -----------
Assets
------
Incorporation costs                           $   210          $   210

         Total Assets                         $   210          $   210
                                              =======          =======


Liabilities and Stockholders' Equity
------------------------------------

Liabilities:                                       --               --
                                              -------          -------

         Total liabilities                    $    --          $    --
                                              -------          -------


Stockholders' Equity:
    Common stock, $.0001 par value,
      100,000,000 shares
      authorized, 5,000,000
      issued and outstanding                      210              210
    Deficit accumulated during the
      development stage                            --               --
                                              -------          -------

         Total stockholders' equity               210              210
                                              -------          -------

         Total Liabilities and
           Stockholders' Equity               $   210          $   210
                                              =======          =======



The accompanying notes are an integral part of the financial statements.

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                            For the Period
                         For the      For the       For the     For the     March 3, 2000
                       Three Months Three Months  Six Months   Six Months     (Inception)
                          Ended        Ended         Ended       Ended         Through
                        August 31,   August 31,    August 31,   August 31,     August 31,
                          2002         2001          2002         2001           2002
                        -------      -------        -------      -------        -------

Income                  $    --      $    --        $    --      $    --        $    --

Expenses                     --           --             --           --             --
                        -------      -------        -------      -------        -------

Net loss                $    --      $    --        $    --      $    --        $    --
                        =======      =======        =======      =======        =======

Net loss per share      $    --      $    --        $    --      $    --        $    --
                        =======      =======        =======      =======        =======





    The accompanying notes are an integral part of the financial statements.

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               For the Period
                                   For the         For the      March 3, 2000
                                  Six Months      Six Months     (Inception)
                                     Ended          Ended          Through
                                   August 31,      August 31,     August 31,
                                      2002            2001          2002
                                   ---------       ---------    ------------
Cash Flows from
Operating Activities:
  Net loss                         $      --       $      --       $    --
  Adjustment to
    reconcile net
    loss to net cash
    used by operating
    activities                            --              --            --
                                   ---------       ---------       -------

     Net cash used in
       operating activities               --              --            --
                                   ---------       ---------       -------

Cash Flows from
  Investing Activities:
    Capitalized
      incorporation costs                 --              --            --
                                   ---------       ---------       -------

Cash Flows from
  Financing Activities:
    Proceeds from issuance
      of common stock                     --              --            --
                                   ---------       ---------       -------

    Net cash provided by
      financing activities                --              --            --
                                   ---------       ---------       -------

Increase (decrease) in cash
  and cash equivalents                    --              --            --

Cash and cash equivalents,
  beginning of period                     --              --            --
                                   ---------       ---------       -------

Cash and cash equivalents,
  end of period                    $      --       $      --       $    --
                                   =========       =========       =======

Interest paid                      $      --       $      --       $    --
                                   =========       =========       =======

Income taxes paid                  $      --       $      --       $    --
                                   =========       =========       =======

5,000,000 shares of common
  stock issued for costs
  of incorporating                 $      --       $      --       $   210
                                   =========       =========       =======



    The accompanying notes are an integral part of the financial statements.

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.   Organization and Business Operations
          ------------------------------------

          Burnam Management, Inc. (a development stage company) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At August 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

     b.   Use of Estimates
          ----------------

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

     c.   Cash and Cash Equivalents
          -------------------------

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     d.   Income Taxes
          ------------

          The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

Notes to Financial Statements - Continued
-----------------------------------------

          respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current and deferred income tax expenses or benefits due to the Company not having any material operations for the period ended August 31, 2002.

     e.   Net Income (Loss) Per Share
          ---------------------------

          The net income (loss) per share calculation is based on the weighted average numbers of shares outstanding during the period.

2.   Stockholders' Equity
     --------------------

          The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to Gerald Ghini, a director of the Company, pursuant to Rule 506 for an aggregate consideration of $210.

          At inception, the Company issued 5,000,000 shares of its $.0001 par value common stock to an officer as reimbursement of organization costs paid by the officer. Fair value used for this transaction of $210 is based upon the actual cost of incorporation.

UPDATE MD&A

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

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended August 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BURNAM MANAGEMENT, INC.



Date:   April 23, 2004                  /s/ Rick Plotnikoff
                                        --------------------------------
                                        Rick Plotnikoff
                                        President and Director