Form 10QSB
period 2002-11-30
PUBLIC MEDIA WORKS INC
filed 2004-04-27
CIK 1108730

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 30, 2002: 5,000,000 shares of common stock.

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

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of results that may be expected for the year ending February 28, 2003. The financial statements are presented on the accrual basis.

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS



Page

Financial Statements:

  Balance Sheets                            1

  Statements of Operations                  2

  Statements of Cash Flows                  3

  Notes to Financial Statements           4-5

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                NOVEMBER 30, 2002

                                   (UNAUDITED)


                                             November 30,     February 28,
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

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                            For the Period
                         For the      For the       For the     For the     March 3, 2000
                       Three Months Three Months  Six Months   Six Months     (Inception)
                          Ended        Ended         Ended       Ended         Through
                      November 30,  November 30,  November 30, November 30,   November 30,
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

                             BURNAM MANAGEMENT, INC

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                               For the Period
                                   For the         For the      March 3, 2000
                                  Nine Months    Nine Months     (Inception)
                                     Ended          Ended          Through
                                 November 30,     November 30,  November 30,
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

                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.   Organization and Business Operations
          ------------------------------------

          Burnam Management, Inc. (a development stage company) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At November 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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


Notes to Financial Statements - Continued
-----------------------------------------

          respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current and deferred income tax expenses or benefits due to the Company not having any material operations for the period ended November 30, 2002.

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

Item 6. Exhibits and Reports of Form 8-K.

(a)  Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

     32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)  Reports of Form 8-K

     No reports on Form 8-K were filed during the quarter ended
     November 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BURNAM MANAGEMENT, INC.



Date:   April 26, 2004                  /s/ Rick Plotnikoff
                                        --------------------------------
                                        Rick Plotnikoff
                                        President and Director