Form 10QSB
period 2004-05-31
PUBLIC MEDIA WORKS INC
filed 2004-07-20
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from           to

0-29901

(Commission File No.)

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street

Van Nuys, California 91411

(Address and telephone number of principal executive offices)

818-904-9029

(Issuer’s telephone number)

Burnam Management, Inc.

9175 Mainwaring Road

Sidney, British Columbia

V8L 1J9 Canada

(Former name and address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  25,512,500 shares of common stock issued and outstanding as of July 5, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2004

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED BALANCE SHEETS

	May 31, 2004	February 29, 2004
Assets

Current Assets:
Cash	$14,189	$12,200
Note receivable, related party	125,000	125,000
Prepaid expenses	540	1,154
Interest receivable	2,236	986
Stock subscriptions receivable	—	155,000
Receivable, officers and directors	—	65,000

Total current assets	141,965	359,340

Property and Equipment:
Furniture and leasehold improvements	20,649	20,649
Computers and office equipment	54,836	54,443
	75,485	75,092
Less: accumulated depreciation	41,846	38,846
	33,639	36,246
Other Assets:
Film development costs	8,000	5,500

Total Assets	$183,604	$401,086

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$102,653	$65,719
Accrued interest, stockholders	102,099	95,299
Notes payable, stockholders	427,176	427,176

Total current liabilities	631,928	588,194

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,512,500 and 25,512,500 issued and outstanding	2,551	2,551
Additional paid-in capital	1,654,854	1,654,854
Deficit accumulated during the development stage	(2,105,729)	(1,844,513)

Total Stockholders’ Equity	(448,324)	(187,108)

Total Liabilities and Stockholders’ Equity	$183,604	$401,086

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2004	For the Three Months Ended May 31, 2003	For the period March 3, 2000 (Inception) Through May 31, 2004

Revenues, script fees	$50,000	$—	$50,000

Operating Expenses:
Advertising and promotion	3,294	217	20,449
Auto expenses	6,050	—	45,047
Insurance	—	—	10,561
Professional fees	41,946	9,283	112,169
Office expenses	2,603	2,128	72,459
Rent	2,954	2,700	31,324
Salaries	170,012	75,000	895,491
Payroll taxes	14,112	6,641	43,217
Telephone and utilities	4,165	112	30,834
Consulting costs	18,700	6,500	225,184
Web site development costs	—	—	236,744
Depreciation	3,000	3,000	45,510
Travel and entertainment	32,085	6,009	209,236
Other	5,045	2,138	63,810

Total operating expenses	303,966	113,728	2,042,035

Operating loss	(253,966)	(113,728)	(1,992,035)

Other income (expense):
Loss on disposal of fixed assets	—	—	(6,901)
Interest income	1,250	—	2,885
Interest expense	(6,800)	(6,800)	(103,978)

Total other income (expense)	(5,550)	(120,528)	(107,994)

Loss before income taxes	(259,516)	(120,528)	(2,100,029)

Provision for income taxes	1,700	800	5,700

Net loss	$(261,216)	$(121,328)	$(2,105,729)

Net loss per share	$(.01)	$(.02)	$(.25)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31, 2004	For the Three Months Ended May 31, 2003	For the period March 3, 2000 (Inception) Through May 31, 2004
Cash flows from operating activities:
Net loss	$(261,216)	$(121,328)	$(2,105,729)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	—	—	84,040
Loss on disposal of fixed assets	—	—	6,901
Depreciation	3,000	3,000	45,510
Contributions from stockholders	—	9,793	55,515
Common stock issued for services	—	—	318,000
Decrease in shareholder receivable	65,000	—	—
Increase in prepaid expenses and interest receivable	(636)	—	(2,776)
Increase (decrease) in accounts payable and accrued expenses	43,734	4,311	204,752

Net cash used by operating activities:	(150,118)	(104,224)	(1,393,787)

Cash flows from investing activities:
Cash loaned to related party	—	—	(125,000)
Purchase of property and equipment	(393)	(7,445)	(86,051)
Film development costs capitalized	(2,500)	—	(8,000)

Net cash used by investing activities	$(2,893)	$(7,445)	$(219,051)

The accompanying notes are an integral part of the financial statements.

	For the Three Months Ended May 31, 2004	For the Three Months Ended May 31, 2003	For the period March 3, 2000 (Inception) Through May 31, 2004

Cash flows from financing activities:
Issuance of common stock	$155,000	$330,000	$1,166,500
Cash contributed by stockholders	—	4,700	117,390
Proceeds from related party borrowings	—	—	393,137
Repayment of related party borrowings	—	(25,000)	(50,000)

Net cash provided by financing activities	155,000	309,700	1,627,027

Net increase (decrease) in cash	1,989	198,031	14,189

Cash, beginning of period	12,200	—	—

Cash, end of period	$14,189	$198,031	$14,189

Interest paid	$—	$—	$1,879

Income taxes paid	$4,100	$—	$5,700

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   Summary of Business and Significant Accounting Policies

a.             Summary of Business

Burnam Management, Inc. was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was formed to seek business opportunities. On August 30, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The Company plans to utilize the concept of interactive marketing. Interactive marketing is a new method to market, promote and produce films. The new marketing method will presell product placement in films to help fund production costs in the initial stages. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company. The Company’s name has been changed to Public Media Works, Inc.

The Company has not commenced principal operations and is considered a “Development Stage Company” as defined by the Financial Accounting Standards Board Statement No. 7.

b.             Principles of Consolidation

The consolidated financial statements contain the accounts of the company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated.

c.             Cash Flows

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

d.             Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods based on estimated useful lives of five to seven years.

e.             Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

f.              Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.                   Note Receivable, Related Party

On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by a stockholder of Public Media Works, Inc. The note receivable matures on June 20, 2004 and bears interest at 4%. The note is secured by the stockholder’s stock in Public Media Works, Inc. Interest income related to the note was $1,250 and $986 for the three months ended May 31, 2004 and year ended February 29, 2004, respectively.

3.                   Film Development Costs

At May 31, 2004 and February 29, 2004, the Company has capitalized $8,000 and $5,500, respectively, for the purchase of two original screenplays. The Company intends to develop the screenplays into feature films within the next three years.

4.                   Notes Payable, Stockholders

The Company has notes payable with two stockholders. The balance at May 31, 2004 and February 29, 2004 was $427,176. The notes are unsecured and due on demand. Interest is being charged at 8% on $340,000. The remaining amount is non-interest bearing.

5.                   Issuance of Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On March 3, 2000, 5,000,000 shares of common stock were issued for services rendered with an aggregate consideration of $210.

On August 30, 2003, 20,000,000 shares of common stock were issued in a share exchange agreement with a private company, Public Media Works, Inc. (PMW). PMW is a wholly-owned subsidiary of the Company and is considered the survivor. Burnam Management, Inc. has no assets, liabilities or operations at the time of the merger; therefore, a pro forma statement of operations is not provided.

In September 2003 through February 2004, the Company issued 512,500 shares of its common stock at $.40 per share for a total amount of $205,000.

6.                   Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

7.                   Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,700 and $800 has been reported in the statement of operations for the periods ended May 31, 2004 and 2003, respectively. The Company has loss carryforwards totaling $1,309,049 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2023. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

8.                   Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $261,216 during the three months ended May 31, 2004 and accumulated losses of $2,105,729 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $489,963 at May 31, 2004. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 2. Management’s Discussion and Plan of Operation.

The following discussion and analysis of the Company’s plan of operation should be read in conjunction with its financial statements and the related notes.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as the Company’s plans, objectives, expectations and intentions. The Company’s actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein.

Plan of Operation

Public Media Works, Inc. was a privately-held company until August 30, 2003.  In order to maintain clarity, references to Public Media Works prior to the reverse merger effected August 30, 2003 will be indicated as “PMW.”  References to “Public Media Works, Inc.,” “Public Media,” “the Company,” etc. collectively refer to the Company immediately following the merger and currently.

Costs and Expenses

From PMW’s inception on May 15, 2000 through the end of the fiscal quarter ended May 31, 2004, the Company has funded the development of its products, including the development of its virtual studio and its main website, through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders.  As of May 31, 2004, the Company had 25,512,500 shares of common stock issued and outstanding, 15,000,000 shares of which were issued in exchange for services by its management team.  The Company also entered into an unsecured promissory note with George Mainas, a shareholder, on August 30, 2000 for $340,000, bearing interest at 8% and is payable on demand.  As of June 15, 2004, the Company had an outstanding balance of $443,232, including accrued interest.  The proceeds of this note were used for general working capital.  Mr. Mainas has also agreed to pay various, unclassified business expenses from time to time on behalf of the Company, and the Company agreed to reimburse him for these expenditures as soon as practicable.  On December 31, 2003, this agreement was memorialized, including terms indicating that any expenses so paid would bear no interest, and would be payable on demand to Mr. Mainas.  The outstanding balance as of June 15, 2004 was $70,461.  The Company has also entered into a third unwritten, unsecured promissory note with Denis Schusterman, a shareholder, in May 2002 in exchange for payment of approximately $16,000 in general and administrative expenses.  This note is payable upon demand and bears no interest.  As of June 15, 2004, the outstanding balance was $16,715.

The Company had a net loss of $261,216 the fiscal quarter ended May 31, 2004, and from March 3, 2000 (inception of Burnam) through May 31, 2004, the Company reported a cumulative net loss of $2,105,729.

The development of the Company’s main website and virtual studio was conducted in conjunction with two companies: New Media Dimensions, Inc. and MMT Solutions.  On August 25, 2000, the Company

entered into an agreement with MMT Solutions to begin the basic development of the virtual studio based upon the Company’s internally developed architecture, in exchange for two payments of $115,000, the first of which was made on September 6, 2000.  The development was not completed according to the terms of the agreement, and the Company terminated the agreement in November 2000, with no further payment to MMT.  The Company executed a letter of termination and release on June 2, 2003, and no further claims or obligations exist on the part of either party.  On August 8, 2003, the Company entered into an agreement with New Media Dimensions to complete the development of its virtual studio and main website, and to act as host and server for the Company’s virtual studio and website.  The development of the virtual studio and main website, as well as software development, was completed January 1, 2004, for which New Media Dimensions received $70,000.  New Media Dimensions also received an additional $7,732 for the purchase of two Pentium-based server hosts and hardware.

The Company maintains an ongoing, month-to-month agreement with New Media Dimensions to maintain the Company’s virtual studio and main website and to act as host and server to the Company’s sites.  The terms of these ongoing services are described in the Company’s agreement with New Media dated August 8, 2003.  The Company pays $150 per month for New Media to serve as host, and an additional fee for enhancements, modifications and further development as needed.  These additional costs may range from $0 to $5,000 per month, depending on the Company’s requirements for each period.  This agreement may be terminated by either party upon receipt of 15 days’ notice.

On September 22, 2003, the Company entered into an agreement with Charles Sherman Public Relations to engage and manage public relations and the Company’s publicity needs.  The Company has retained this firm on a monthly basis, for a fee of $2,000 per month.  This agreement may be terminated by either party upon 30-day notice.

The Company’s general monthly expenses include rental and maintenance for its offices are approximately $4,000 per month. The Company’s operating expenses, including salaries and travel reimbursement, are approximately $36,000 per month, with total monthly costs of $40,000.

Revenue

The following projects are in progress, and expect to be the Company’s primary sources of revenue of the next twelve months.  To the extent that the Company has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On February 27, 2004, the Company entered into an agreement with Behind the Hedge Productions, Inc., an unaffiliated production company, to develop a budgeted script and treatment for a feature-length film in exchange for $50,000.  $25,000 of this fee was received on March 1, 2004, as an advance payment for the Company’s script development.  The Company’s budgeted script and treatment to Behind the Hedge Productions was accepted on May 24, 2004, and the remaining $25,000 was received on that same date.  The script was developed internally, without additional fee to an independent screenwriter.  As the Company has prepared this script development under contract, the Company currently does not have any ownership position in the script or in any revenue generated by the produced film.  However, upon acceptance by Behind the Hedge Productions of the Company’s script development, it anticipates entering into a production agreement with Over the Hedge by August 30, 2004.  The Company expects the terms of this agreement to have a budget of approximately $450,000, and will grant the Company some degree of equity ownership in exchange for a reduction of the Company’s production fee.  If the Company enters into this agreement, it intends to use an outsourced production studio, and anticipates realizing revenue from the Company’s producers’ fee upon commencing production.  Producers’ fees are generally set by industry standards, and typically range from 8% to 15% of a film’s overall budget.  Accordingly, the Company estimates this fee to be $50,000 for this production.  If the Company gains some level of equity ownership in the project, we would realize any additional revenue in an amount and at a time which will be subject to any distribution agreement in effect with respect to this film.  The Company does not need any additional financing with respect to this project, as it does not owe any additional funds to complete the script development, and any costs paid with respect to the production of the film will be financed by Behind the Hedge Productions.

On October 10, 2003, the Company entered into a co-production agreement with Stone-Stanley Productions to develop and sell the Company’s television production “The Ultimate 18.”  The Company and Stone-Stanley are currently approaching actors, golf celebrities and sponsors for involvement in the show.  Stone-Stanley is in the process of meeting with interested networks in order to sell the show for broadcast.  As creators of the show, the Company owns 100% of the concept for this show.  However, in order to develop and produce this show, the Company has granted 100% of its ownership to Stone-Stanley for a period of six months, which expired in April 2004 and was extended until November 2004.  Should Stone-Stanley execute a production agreement with a network to produce and broadcast the show before the ownership grant expires, the Company will receive 50% ownership of the revenue generated by the produced and broadcast show.  Both the Company and Stone-Stanley are currently corresponding with various targeted celebrities in order to determine interest and scheduling.  Messrs. Szabo, Bernsen and Edwardes will be executive producers for “The Ultimate 18,” although none will receive additional compensation for this work.  The Company and Stone-Stanley anticipate completion of casting and beginning production by September 30, 2004, at which point the Company will receive 50% of the revenue paid by the purchasing network, with Stone-Stanley receiving the other 50%.  The Company anticipates receiving approximately $600,000 upon sale of the show to the network.  As television networks are billed in advance of production, the Company does not anticipate additional financing requirements for this project.  Once the Company enters into an agreement with a network, it estimates that production will conclude approximately 90 days following the date of such agreement.

As of May 31, 2004, the Company has completed the script and attached actors under formal letters of intent for the film “3 Day Test.”  The Company anticipates entering pre-production for film “3 Day Test” in the third quarter of 2004, and anticipates beginning filming in December 2004.  “3 Day Test” is wholly owned by the Company, and will require $1 million of additional financing in the fourth quarter of 2004, and $1.5 million of additional financing in the first quarter of 2005.  The Company intends to finance this project through the following methods, in order of priority:  (1) corporate sponsorship and product placement in the film, (2) pre-sales of the film through the virtual studio and foreign sales, (3) debt or equity financing in the film itself, and (4) debt or equity financing in the Company.  The Company does not have any agreements regarding sources for this financing, and will not proceed with this project until the additional financing has been secured.  The Company holds 100% ownership of this film, and, once funded, anticipates generating revenue through its producers’ fee of approximately $250,000, as well as its portion of box-office sales, retail sales, and sponsorship via the virtual studio.

On February 5, 2004, the Company entered into a five-year agreement with the American Basketball Association (ABA) to develop all filmed and digital entertainment products.  This includes movies, video games and television shows, among other things.  The first of these projects will be the film “The Action,” which was tentatively titled “The Shock” at the time of the agreement.  The Company contracted a screenwriter to draft the script for $4,000, and received the first full draft in April 2004.  The Company has begun developing the project by casting actors, identifying locations and commencing the budgeting and scheduling process.  The Company has obtained a letter of intent with Dennis Rodman, and is in the process of securing additional talent for the film.  The Company anticipates commencing production in the second quarter of 2005.

On June 11, 2004, the Company submitted its proposed budget to the ABA based upon a total budget of $9.9 million, which the Company anticipates will be fully funded by the ABA or its affiliated parties by September 30, 2004.  Once the ABA approves the Company’s budget, both the Company and the ABA will jointly form a limited liability company for the purpose of funding and producing this film, the ownership of which will held by Public Media (90%) and the ABA (10%). The project will then be funded by a group of investors, which has not been identified as of the date of filing this report.  Upon receipt of funding, the investing group will receive 50% of the equity interest in the limited liability company, the ABA will retain their 10%, and the Company will retain the remaining 40% interest in the limited liability company.

The Company intends to use an outsourced production studio, and anticipates generating revenue of approximately $800,000 to $1 million for its work on this project.  The Company has 100% ownership in this film, and may present the film to Regent Entertainment under the terms of its distribution agreement, described herein, or may seek distribution through a major studio.

On February 9, 2004, the Company entered into a distribution agreement with Regent Entertainment to distribute three of its films to theaters and/or in retail form (such as DVD or VHS videocassette) worldwide, each of which must have a production budget over $1 million.  For each proposed film that is accepted for distribution, Regent must secure pre-sold revenues in varying amounts from various European territories. For each film distributed in this manner, the Company agrees to pay a fee equal to 25% of its gross revenues for each film, as well as marketing expenses up to $100,000 per film.  This agreement expires in December 31, 2005. Although the Company has not yet formally presented any films for distribution, the Company anticipates presenting one or more films for distribution in the next nine months.

On February 20, 2004, the Company entered into a distribution agreement with OBN Holdings, which conducts television distribution via its subsidiary, Omni Broadcasting.  OBN is a national television network with one owned station and 115 independent broadcast and cable affiliates throughout the United States.  OBN airs both created and licensed content.  The agreement provides that OBN will provide free airtime in exchange for 50% of the revenue generated by sponsors advertising on the Company’s broadcast shows.  The Company has agreed to provide six feature-length films, one hour-long dramatic series and one half-hour situation comedy.  The Company has also granted OBN a limited “first look” provision.  Pursuant to this provision, the Company may present projects to OBN which it believes are suitable for distribution on their network.  Once it presents a project, OBN then has a 60 day period during which they have the exclusive right to determine whether or not they will distribute the television show on their network.  At the close of the 60 day “first look” period, if OBN chooses not to distribute the show, the Company may then present the show to other distributors and/or networks.  This provision is in effect for the duration of the agreement.  This agreement expires August 20, 2005, and is self-renewing unless terminated by either party.  The Company does not have any television programs scheduled for production or pre-production in the next twelve months that it anticipates presenting to OBN for distribution.

Liquidity

Based upon the costs and expenses indicated above, the Company currently has cash on hand to satisfy its total operating costs, continued development of its actual and potential revenue sources and the cost of its current secondary offering until July 31, 2004.  The Company is currently investigating several methods of capital-raising during this period, keeping in mind the status of the offering.  The Company anticipates raising additional funds through one or all of the following methods: a revolving credit facility, debt, convertible debt, or through the future sale of equity.  The Company has not entered onto any agreements or discussions, preliminary or otherwise, regarding any of these options.  None of the Company’s agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein.  Over the next twelve months, the Company does not anticipate significant changes in the number of its employees, nor does the Company anticipate the purchase or sale of any significant equipment.

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  Subsequently, four of Old Tucson Company’s shareholders invested in the Company, each and in the aggregate holding less than 5% ownership in the Company.  These shareholders, in the aggregate, represented a controlling interest in Old Tucson Studios.  On December 19, 2003, while engaged in the letter of intent, the Company loaned $125,000 to Old Tucson Company for operations.  The note to Old Tucson Company matured on June 20, 2004, and bears interest at 4%.  The note is secured by the all of the shareholders’ stock in the Company.  As a result of the mutual shareholders, the Company’s loan to Old Tucson Company may have been deemed a related party.  However, during the course of its due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004, although the note still remains an account receivable for the Company.  The Company does not currently have any affiliation with either the four shareholders or Old Tucson Company, although the shareholders still retain their equity interest in the Company.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

As of June 15, 2004, the Company had a current cash balance of $88,696.84.

Off-Balance Sheet Transactions

The Company does not have any off-balance sheet transactions.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company’s senior management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including any consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (2)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (4)
5.1	Form of Stock Certificate (3)
10.1	Form of Letter of Intent for appearing talent (3)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (3)
10.3	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated February 3, 2004 (3)
10.4	Distribution Agreement by and between Public Media Works, Inc. and Regent Entertainment, Inc., dated February 9, 2004 (4)
10.5	Distribution Agreement by and between Public Media Works, Inc. and OBN Holdings, Inc., dated February 20, 2004 (4)

10.6	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (4)
10.7	Amendment to Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated April 22, 2004 (4)
10.8	Agency Representative Agreement by and between Public Media Works, Inc. and U4oria, Inc., dated January 29, 2004 (4)
10.9	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (4)
10.10	Memorialized Agreement by and between Public Media Works, Inc. and Mr. George Mainas, dated December 31, 2003 (3)
10.11	Agreement by and between Public Media Works, Inc. and Behind the Hedge Productions, dated February 27, 2004 (4)
10.12	Agreement by and between Public Media Works, Inc. and the American Basketball Association, dated February 5, 2004 (3)
10.13	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (4)
10.14	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (4)
10.15	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (4)
10.16	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (3)
10.17	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (3)
10.18	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (4)
10.19	Promissory Note by and between Public Media Works, Inc. and Old Tucson Company, dated December 19, 2003 (4)
10.20	Letter of Intent by and between Public Media Works, Inc. and Old Tucson Company, dated December 08, 2003 (4)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)   Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No. 0-29901).

(2)   Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)   Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004 (File No. 333-113060).

(4)   Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed on June 29, 2004.

(b)           Reports on Form 8-K

The Company did not file any reports on Form 8-K for the period ended May 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works
(Registrant)

Date: July 19, 2004	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman