Form 10QSB
period 2003-11-30
PUBLIC MEDIA WORKS INC
filed 2004-08-11
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0020849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I

Item 1. Financial Statements.

FOR THE ENDED NOVEMBER 30, 2003

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED BALANCE SHEETS

	(Unaudited) November 30, 2003	(Audited) February 28, 2003
Assets

Current Assets:
Cash	$27,290	$—
Receivable, related party	13,709	—
Prepaid expenses	2,816	210
Stock subscriptions receivable	250,000	—

Total current assets	293,815	210

Property and Equipment:
Furniture and leasehold improvements	20,649	20,054
Computers and office equipment	55,531	38,384
	76,180	58,438
Less: accumulated depreciation	37,772	26,622
	38,408	31,816
Unamortized intangible assets, web site development	155,000	115,000

Total Assets	$487,223	$147,026

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,205	$3,289
Accrued interest, stockholders	88,499	63,566
Notes payable, stockholders	427,176	459,852

Total current liabilities	519,880	526,707

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,012,500 and 5,000,000 issued and outstanding	2,501	500
Additional paid-in capital	1,454,904	569,905
Deficit accumulated during the development stage	(1,490,062)	(950,086)

Total Stockholders’ Equity	(32,657)	(379,681)

Total Liabilities and Stockholders’ Equity	$487,223	$147,026

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Three Months Ended November 30, 2003	(Unaudited) For the Three Months Ended November 30, 2002

Revenues	$—	$—

Operating Expenses:
Auto expenses	395	—
Insurance	—	318
Professional fees	6,179	20,960
Office expenses	7,064	495
Rent	2,700	1,000
Salaries	100,000	150,000
Telephone and utilities	2,805	914
Web development/ Consulting costs	19,619	13,676
Depreciation	3,465	2,863
Travel and entertainment	27,942	30,691
Other	7,120	1,148

Total operating expenses	177,289	222,065

Operating loss	(177,289)	(222,065)

Other income (expense):
Loss on disposal of fixed assets	—	(4,656)
Interest expense	(6,945)	(6,800)

Total other income (expense)	(6,945)	(11,456)

Loss before income taxes	(184,234)	(233,521)

Provision for income taxes	—	800

Net loss	$(184,234)	$(234,321)

Net loss per share	$(.02)	$(.05)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited) For the Nine Months Ended November 30, 2003	(Unaudited) For the Nine Months Ended November 30, 2002	(Unaudited) For the period March 3, 2000 (Inception) Through November 30, 2003

Revenues	$—	$—	$—

Operating Expenses:
Advertising and promotion	217	—	16,881
Auto expenses	27,815	—	32,997
Insurance	—	—	10,561
Professional fees	22,115	20,960	58,185
Office expenses	13,411	2,487	55,208
Rent	9,900	1,000	25,670
Salaries	282,500	150,000	676,745
Payroll taxes	13,334	—	20,551
Telephone and utilities	6,002	1,139	22,555
Web development/ Consulting costs	42,019	21,361	198,803
Depreciation	11,150	11,451	41,436
Travel and entertainment	71,988	30,691	166,221
Other	14,448	1,073	65,219

Total operating expenses	514,899	240,162	1,391,032

Operating loss	(514,899)	(240,162)	(1,391,032)

Other income (expense):
Loss on disposal of fixed assets	—	(4,656)	(6,901)
Interest income	—	—	649
Interest expense	(25,078)	(27,200)	(90,378)

Total other income (expense)	(25,078)	(31,856)	(96,630)

Loss before income taxes	(539,977)	(272,018)	(1,487,662)

Provision for income taxes	—	800	2,400

Net loss	$(539,977)	$(272,818)	$(1,490,062)

Net loss per share	$(.05)	$(.05)	$(.24)

The accompanying notes are an integral
part of the financial statements.

 PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

 (A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited) For the Nine Months Ended November 30, 2003	(Unaudited) For the Nine Months Ended November 30, 2002	(Unaudited) For the period March 3, 2000 (Inception) Through November 30, 2003

Cash flows from operating activities:
Net loss	$(539,977)	$(272,818)	$(1,490,062)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	17,324	66,715	84,039
Loss on disposal of fixed assets	—	4,656	6,901
Depreciation	11,150	11,451	41,436
Contributions from stockholders	210	—	55,515
Common stock issued for services	—	150,000	318,000
Increase in prepaid expenses	(2,816)	—	(2,816)
Increase (decrease) in accounts payable and accrued expenses	25,850	27,940	92,704

Net cash used by operating activities:	(488,259)	(12,056)	(894,283)

Cash flows from investing activities:
Cash loaned to related party	(13,709)	—	(13,709)
Purchase of property and equipment	(17,742)	—	(86,745)
Web site development costs capitalize	(40,000)	—	(155,000)

Net cash used by investing activities	$(71,451)	$—	$(255,454)

Cash flows from financing activities:
Issuance of common stock	$635,000	$—	$716,500
Cash contributed by stockholders	2,000	10,850	117,390
Proceeds from related party borrowings	—	1,000	393,137
Repayment of related party borrowings	(50,000)	—	(50,000)

Net cash provided by financing activities	587,000	11,850	1,177,027

Net increase (decrease) in cash	27,290	(206)	27,290

Cash, beginning of period	—	206	—

Cash, end of period	$27,290	$—	$27,290

Interest paid	$145	$—	$1,879

Income taxes paid	$1,708	$—	$1,708

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

2.                                                          Unamortized Intangible Asset

In September 2000, the Company hired a web site development company to develop its interactive marketing web site for $115,000. At November 30, 2003, the intangible asset has been assigned a fair value of $155,000.

Costs incurred internally to maintain and further develop the web site have been recognized as an expense when incurred.

The interactive marketing web site is still in the development stage. The Company has determined that the fair value of the intangible asset has not been impaired.

3.                                                          Notes Payable, Stockholders

The Company has notes payable with two stockholders. The balance at November 30, 2003 was $427,176. The notes are unsecured and due on demand. Interest is being charged at 8% on $340,000. The remaining amount is non-interest bearing.

4.                                                          Issuance of Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On March 3, 2000, 5,000,000 shares of common stock were issued for services rendered with an aggregate consideration of $210.

On August 30, 2003, 20,012,500 shares of common stock were issued in a share exchange agreement with a private company, Public Media Works, Inc. (PMW). PMW is a wholly-owned subsidiary of the Company and is considered the survivor. Burnam Management, Inc. has no assets, liabilities or operations at the time of the merger; therefore, a pro forma statement of operations is not provided.

At November 30, 2003, PMW had sold 625,000 shares of its common stock at $.40 per share for $250,000. The cash from the issuances was not received until after November 30, 2003; therefore, a stock subscription receivable of $250,000 is included in the accompanying balance sheet.

5.                                                          Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

6.                                                          Income Taxes

The Company has had no taxable income under Federal or State tax laws. The Company has loss carryforwards totaling $634,117 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2022. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

7.                                                          Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $539,977 during the nine months ended November 30, 2003 and accumulated losses of $1,490,062 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $226,065 at November 30, 2003. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Costs and Expenses

From PMW’s inception on May 15, 2000 through the end of the fiscal quarter ended November 30, 2003, the Company has funded the development of its products, including the development of its virtual studio and its main website, through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders.  As of November 30, 2003, the Company had 25,012,500 shares of common stock issued and outstanding, 15,000,000 shares of which were issued in exchange for services by its management team.  The Company entered into an unsecured promissory note with Mr. George Mainas, a shareholder, on August 30, 2000 for $340,000, bearing interest at 8% and is payable on demand.  As of November 30, 2003, the Company had an outstanding balance of $428,499, including accrued interest.  The proceeds of this note were used for general working capital.  Mr. Mainas has also agreed to pay various, unclassified business expenses from time to time on behalf of the Company, and the Company has agreed to reimburse him for these expenditures as soon as practicable.  Any expenditures made pursuant to this agreement bear no interest, and all amounts due are payable on demand to Mr. Mainas.  The outstanding balance as of November 30, 2003 was $70,461.  The Company has entered into a third unwritten, unsecured promissory note with Mr. Denis Schusterman, a shareholder, in May 2002 in exchange for payment of approximately $16,000 in general and administrative expenses.  This note is payable upon demand and bears no interest.  As of November 30, 2003, the outstanding balance was $16,715.

The Company had a net loss of $184,234 for the fiscal quarter ended November 30, 2003, and from March 3, 2000 (inception of Burnam) through November 30, 2003, the Company reported a cumulative net loss of $1,490,062.

The development of the Company’s main website and virtual studio was conducted in conjunction with two companies: New Media Dimensions, Inc. and MMT Solutions.  On August 25, 2000, the Company entered into an agreement with MMT Solutions to begin the basic development of the virtual studio based upon the Company’s internally developed architecture, in exchange for two payments of $115,000, the first of which was made on September 6, 2000.  The development was not completed according to the terms of the agreement, and the Company terminated the agreement in November 2000, with no further payment to MMT.  The Company executed a letter of termination and release on June 2, 2003, and no further claims or obligations exist on the part of either party.  On August 8, 2003, the Company entered into an agreement with New Media Dimensions to complete the development of its virtual studio and main website, and to act as host and server for the Company’s virtual studio and website.  The development of the virtual studio and main website, as well as software development, was not been completed as of November 30, 2003.  New Media Dimensions also received an additional $7,732 for the purchase of two Pentium-based server hosts and hardware.

The Company maintains an ongoing, month-to-month agreement with New Media Dimensions to maintain its virtual studio and main website and to act as host and server to its sites.  The terms of these ongoing services are described in the Company’s agreement with New Media dated August 8, 2003.  The Company pays $150 per month for New Media to serve as host, and an additional fee for enhancements, modifications and further development as needed.  These additional costs may range from $0 to $5,000 per month, depending on its requirements for each period.  This agreement may be terminated by either party upon receipt of 15 days’ notice.

On September 22, 2003, the Company entered into an agreement with Charles Sherman Public Relations to engage and manage its public relations and publicity needs.  Charles Sherman Public Relations has been retained on a monthly basis, with a fee of $2,000 per month.  This agreement may be terminated by either party upon 30-day notice.

The Company’s general monthly expenses, including rental and maintenance for its offices, are approximately $4,000 per month.  Its operating expenses, including salaries and travel reimbursement, are approximately $36,000 per month, with total monthly costs of $40,000.

Revenue

The following projects are in progress, and expect to be the Company’s primary sources of revenue for the next twelve months.  To the extent that the management has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On October 10, 2003, the Company entered into a co-production agreement with Stone-Stanley Productions to develop and sell the television production “The Ultimate 18.”  The Company and Stone-Stanley are currently approaching actors, golf celebrities and sponsors for involvement in the show.  Stone-Stanley is in the process of meeting with interested networks in order to sell the show for broadcast.  As creators of the show, the Company owns 100% of the concept for this show.  However, in order to develop and produce this show, the Company has granted 100% of our ownership to Stone-Stanley for a period of six months, which expires in April 2004. Should Stone-Stanley execute a production agreement with a network to produce and broadcast the show before the ownership grant expires, the Company will receive 50% ownership of the revenue generated by the produced and broadcast show.  Both the Company and Stone-Stanley are currently corresponding with various targeted celebrities in order to determine interest and scheduling.  Messrs. Szabo, Bernsen and Edwardes will be executive producers for “The Ultimate 18,” although none will receive additional compensation for this work.  The Company and Stone-Stanley anticipate completion of casting and beginning production by July 31, 2004, at which point the Company will receive 50% of the revenue paid by the purchasing network, with Stone-Stanley receiving the other 50%.  The Company anticipates receiving approximately $600,000 upon sale of the show to the network.  As television networks are billed in advance of production, the Company does not anticipate additional financing requirements for this project.  Once the Company enters into an agreement with a network, it estimates that production will conclude approximately 90 days following the date of such agreement.

As of November 30, 2003, the Company was in the process of completing the script and attaching actors under formal letters of intent for the film “3 Day Test.”  The Company anticipates entering pre-production for film “3 Day Test” in the third quarter of 2004, and anticipates beginning filming in December 2004.  “3 Day Test” is wholly owned by the Company, and will require $1 million of additional financing in the fourth quarter of 2004, and $1.5 million of additional financing in the first quarter of 2005.  The Company intends to finance this project through the following methods, in order of priority:  (1) corporate sponsorship and product placement in the film, (2) pre-sales of the film through the virtual studio and foreign sales, (3) debt or equity financing in the film itself, and (4) debt or equity financing in our company.  The Company does not have any agreements regarding sources for this financing, and will not proceed with this project until the additional financing has been secured.  The Company holds 100% ownership of this film, and, once funded, anticipates generating revenue through its producers’ fee of approximately $250,000, as well as its portion of box-office sales, retail sales, and sponsorship via the virtual studio.

Liquidity

Based upon the costs and expenses indicated above, as of November 30, 2003, the Company had cash on hand to satisfy its total operating costs and continued development of actual and potential revenue sources until December 2003.  The Company’s management anticipates raising additional funds through one or all of the following methods: a revolving credit facility, debt, convertible debt, or through the sale of equity.  During the quarter ended November 30, 2003, the Company conducted a private placement of common stock to accredited investors, described in Part II, Item 2 herein, the proceeds of which were used for general corporate expenses, including working capital.  The Company has not entered onto any agreements or discussions, preliminary or otherwise, regarding any of the other options listed herein. None of the Company’s agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein.  Over the next twelve months, the Company’s management does not anticipate significant changes in the number of the Company’s employees, nor does management anticipate the purchase or sale of any significant equipment.

As of November 30, 2003, the Company had a current cash balance of $27,290.

Off-Balance Sheet Transactions

As of November 30, 2003 did not have any off-balance sheet transactions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

During the period ended November 30, 2003, the Company sold 12,500 shares of restricted common stock to one investor in exchange for $5,000. All investors were “accredited” within the meaning of the Securities Act of 1933, as amended (the “Act”), and all investors were unaffiliated. No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) and Regulation D of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (2)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)

3.3	By-laws of Burnam Management, Inc. (1)
4.1	Form of Stock Certificate (4)
10.1	Form of Letter of Intent for appearing talent (4)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (4)
10.3	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (3)
10.4	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (3)
10.5	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (3)
10.6	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (3)
10.7	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (3)
10.8	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (4)
10.9	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (4)
10.10	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (3)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)          Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No. 0-29901).

(2)          Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)          Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.

(4)          Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed May 4, 2004.

(b)           Reports on Form 8-K

The Company filed a report on Form 8-K on September 8, 2003 reporting Items 5 & 7.  Financial Statements for the fiscal years ended December 31, 2002 and 2001, the report for which was dated May 23, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works
(Registrant)

Date: August 3, 2004	/s/ THOMAS A. SZABO
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman