Form 10KSB
period 2004-02-29
PUBLIC MEDIA WORKS INC
filed 2004-08-18
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended February 29, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from to

0-29901
(Commission File No.)

PUBLIC MEDIA WORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street
Van Nuys, California 91411
(Address and telephone number of principal executive offices)

818-904-9029
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐ Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliated computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  N/A (no public market)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  25,512,500 shares of common stock issued and outstanding as of August 1, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains “forward-looking statements” which are based on its current expectations, assumptions, estimates and projections about its business and its industry. Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may,” and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report titled “Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation-Factors Affecting Business, Operating Results and Financial Condition”, as well as other factors, such as a decline in the general state and viability of the television and film industries, which will be outside its control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Please refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

Item 1.                    Description of Business

Public Media Works, Inc. was a privately-held company until August 30, 2003.  In order to maintain clarity, references to Public Media Works prior to the reverse merger effected August 30, 2003 will be indicated as “PMW.”  References to “Public Media Works, Inc.,” “Public Media,” “the Company,” etc. collectively refer to the Company immediately following the merger and currently.

Overview and History

The Company is a media studio that develops full-length films and television shows.  Development includes drafting the script, creating a working budget and shooting schedule, and attaching actors.  In this context, “attachment” of actors generally refers to entering into non-binding letters of intent with actors for a particular production, pending finalization of budgets, producers, director and other significant factors.  If commissioned, the Company’s involvement generally ends upon completion of development.  The Company may also develop films and shows internally, which will require it to use an outsourced production studio.

Public Media Works also maintains a proprietary technology which creates a virtual studio, which viewers may access through its website, www.publicfilmworks.com.  The virtual studio enables viewers to participate and interact with the production process of making filmed entertainment.  The Company targets viewers through two main outlets:  its media partners, who discuss and promote the Company’s films and shows via editorial content in publications and promotions, and its sponsors, who promote and co-brand the Company’s films and shows by association with their products.  Viewers wishing to view real-time filming of its internally developed productions can register on its virtual studio website, and can then vote to influence content style in the pre-production phase, view the filming and interact with the actors in the production once filming begins.  The virtual studio is capable of a number of interactive production activities, which are described further in the disclosure titled “Description of Business-Business Units-Virtual Studio.”  The Company may choose to integrate its virtual studio with varying levels of interaction for each production, depending on the type of production, the potential audience for such production, as well as potential revenues through sponsorship from advertising and the licensing of its virtual studio to third party production companies.

Public Media’s management intends to outsource the Company’s physical production to third party production studios on a project-by-project basis.  The Company does not intend to enter into exclusive relationships with any particular studio, although it may do so in the future if it proves advantageous to us and its operations.  The Company’s management previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  The primary aspects of consideration included cost advantage by working in a non-union state, and the reduced labor costs in the Tucson area.  However, during the course of its due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004.  The Company and its management further decided that outsourcing its production needs would provide the most flexible and cost-effective arrangement for us.  Accordingly, Public Media is not exploring acquisition opportunities at this time.

The Company intends to sell completed films and television shows through distribution agreements and traditional channels of theatrical release, network broadcast, rental release, retail sales, and direct-to-consumer channels.  After distribution, the Company’s interaction with its virtual studio viewers will continue with respect to future and ongoing products, and the Company will continue to serve as gatekeeper between the sponsoring advertisers and their targeted virtual studio consumers.

The Company has retained Charles Sherman Public Relations to engage and manage public relations and its publicity needs.  Mr. Sherman was formerly the Director of Public Relations for 15 years for CBS daytime drama “The Young and the Restless”, and primarily develops and maintains the Company’s relationships with leading entertainment publications. Mr. Sherman works with a variety of publications geared to specific audiences, who provide editorial coverage of the Company’s films and shows based upon the interests of their core audiences.  The Company does not maintain written agreements with any of these publications, and only provides content for their publications as appropriate and accepted by each publication.    The Company has retained this firm on a monthly basis, for a fee of $2,000 per month.  The Company executed this agreement on September 22, 2003, and this agreement can be terminated by either party upon 30-day notice.

Incorporation and Share Exchange

Burnam Management was incorporated in the State of Delaware on March 3, 2000, and registered its common stock with the Securities and Exchange Commission on March 9, 2000.  From incorporation until August 30, 2003, Burnam functioned effectively as a public shell, without any operations or business plan, and did not trade on any exchange or trading system.  Public Media Works (PMW) was incorporated as a privately held company in the State of Delaware on May 15, 2000.  PMW decided to enter into a merger with Burnam in order to rapidly effectuate a public market and public presence within its industry, and Burnam and its shareholders entered into the merger in order to increase the value of Burnam by obtaining an operating business.

On August 30, 2003, PMW entered into a reverse merger with Burnam, the terms of which are as follows:  On August 29, 2003, Burnam Management entered into a Share Exchange Agreement to acquire PMW.  At the time of the exchange, there were 5,000,000 shares of Burnam common stock issued and outstanding.  Under the terms of the agreement, Burnam issued 20,000,000 restricted shares of common stock to all outstanding PMW security holders on a pro-rata basis, in exchange for which Burnam received 20,000,000 shares of PMW common stock, representing all of the issued and outstanding shares of PMW.

The share exchange took effect on August 30, 2003, at which time Burnam’s sole officer and director, Rick Plotnikoff, resigned after electing Thomas Szabo, Shaun D.C. Edwardes, and Corbin Bernsen as the new directors.  PMW remains a wholly-owned subsidiary of Public Media, and has no operations.

No finders or other third parties were used in connection with the share exchange and merger, and no finders’ fees or commissions were paid in conjunction with the merger.

Business Units

To serve the needs of the traditional production market sector, as well as emerging markets, the Company has established and manages several business units.  The Company manages each unit separately, but they are cross-marketed and reported as a consolidated business.

Feature Film Production

The Company creates and develops full-length feature films, which may be commissioned by a third party, or may be developed and produced by internally in conjunction with an outsourced production studio.  The Company maintains a virtual studio and uses both internal and external scriptwriting talent to develop its films.  Its relationships in the entertainment industry give Public Media a wide pool of potential acting talent for use in these films, which enable it to maximize the value the Company adds to any product it develops or produces.

Its film production unit will develop and produce original feature films for theatrical release, network and cable television licensing, DVD and VHS rental, and commercial sale.  The Company will pay for the development and production with its own monies or through limited partnerships established for each production, and may utilize third-party producers to actually shoot the projects.  In addition, the Company may combine its film production with its virtual studio and sponsorship businesses, providing additional revenue during pre-production using advertiser sponsorship and pre-sales of production material and content.  Viewers may participate in certain aspects of pre-production, such as selection of particular products and items to be used in the film, and may view the actual filming via the virtual studio in real time.  The Company is currently developing three feature films, two of which, “3 Day Test” and “The Action”, are in early pre-production.  The Company has completed the script for the third film, “Carpool Guy,” and intends to begin pre-production in late 2005.  The Company is currently developing a fourth film, “Over the Hedge,” which was commissioned by Behind the Hedge Productions, Inc. an unaffiliated third party.  The Company does not own “Over the Hedge,” and has generated revenue on a flat fee basis in exchange for its script development.

Projects

3 Day Test

The Company intends to use what the management believes is the loyal fan base and worldwide appeal of daytime drama soap opera stars in casting the leading actors for the film.  The Company has formal letters of intent regarding their participation.  Committed actors include Kin Shriner (“General Hospital”, “Full House”, Melrose Place”), Eileen Davidson (“Young and the Restless”,  “Eternity”, “Easy Wheels”), Farah Fath (“Days of its Lives”), Tony Geary (“General Hospital”, All in the Family”, Starsky and Hutch”, “Murder, She Wrote”), Jess Walton (“Young and the Restless”),

James Mitchell (“All My Children”, “Charlie’s Angels”), John McCook (“Bold and the Beautiful”, “LA Law”, “Moonlighting”), Kristoff St. John (“Young and the Restless”), Arianne Zucker (“Days of its Lives”), James Reynolds (“Days of its Lives”, “The Incredible Hulk”, Different Strokes”, “The Dukes of Hazard”, “Generations”), Steven Martinez (“Guiding Light”, “General Hospital”), Jacob Young (“All My Children”, “The Bold and the Beautiful”) and Jeanne Cooper (“Young and the Restless”).  These letters of intent are not binding, and obligate actors to work on particular productions pending finalization of budgets, production scheduling, director selection, the shooting schedule, the actor’s compensation and other significant factors.  The letters do not expire, and are used primarily to assist in financing, budgeting and distribution, as well as to assist scriptwriters in tailoring roles for specific actors based on their agreement to appear in the film.

The basic film concept is summarized as follows:  On the verge of another Christmas holiday, Martin Taylor decides not to waste his vacation time this winter.  With a strong desire to connect with his children and rekindle an unsatisfying marriage, he forces his family to participate in a test.  Over three days, Martin keeps his family inside the house, cutting off the water, electricity, and phones on which they have become so dependent.  He only allows them to use resources they can find in the house in order to provide themselves with just enough heat, food, and sanity.  As they grind out the days, they encounter many adversities from the outside world including Martin’s apocalypse-fearing brother.  They learn that if they are going to survive the three day test, and life beyond, they are going to need each other.

The Company has completed the screenplay and intend to begin production in the first quarter of 2005.

The Action

On February 5, 2004, the Company entered into an exclusive, five-year agreement with the American Basketball Association (“ABA”) to develop all filmed and digital entertainment products.  This includes movies, video games and television shows, among other things.  The first of these projects will be the film “The Action,” which was tentatively titled “The Shock” at the time of its agreement.  “The Action” has an estimated budget of $8 — 10 million budget, which the Company anticipates will be funded by the ABA or its affiliated parties.  The Company contracted a screenwriter to draft the script for $4,000, and received the first full draft in April.  The Company has begun developing the project by casting actors, identifying locations and commencing the budgeting and scheduling process.  The Company has obtained a letter of intent with Dennis Rodman, and is in the process of securing additional talent for the film.  The Company anticipates commencing production in the second quarter of 2005.

The basic film concept is summarized as follows:  Hollywood Action Movie Producer Dab Manners has generated more than a billion dollars at the box office but the formula is growing old so he looks for a new vehicle to wield his powers and expertise.  He finds it in the newly reinvented ABA (American Basketball Association) With the ABA’s signature red, white and blue ball and history of wild antics on the court, Dab has all the ingredients he needs to “produce” Los Angeles’ new basketball team:  the Hollywood “Action.”  Much to everyone’s surprise however, he passes up some great players and instead fills his squad with 12 of the greatest misfits to have ever professionally played or dreamed of playing the game:  “Dab’s Dirty Dozen.”  The plan backfires however as these players find themselves wanting to be real players, which doesn’t sell tickets.  The players must choose:  basketball Dab’s way or the highway.

Carpool Guy

On September 11, 2003, the Company retained a screenwriter for $4,000 to draft the script for this film, and received a completed first draft in February 2004.  The Company intends to begin pre-production of “Carpool Guy,” including development and casting, in the third quarter of 2005, and production in the fourth quarter of 2005.

The basic film concept is summarized as follows:  The story centers around a junior executive at a large company who finds himself at a standstill in life.  He can’t seem to make headway at home or at work.  To further complicate his life, he is quite literally at a standstill in two hours of traffic during his commute to and from work each day.  Then, one day, he spots a disheveled homeless fellow sitting on a bench near the freeway ramp.  He offers the man some money to ride with him to and from work allowing him access to the carpool lane and a little smooth sailing.  It works, as he frees up an hour in his day, and it makes a huge difference.  More time for his family, more time for work.  Big things really begin to change for him when he starts to listen to the little pearls of wisdom the Carpool Guy emits from the back seat of his car.  Then, when the Carpool Guy mysteriously disappears, he must make some difficult choices before it all falls apart again.

Over the Hedge

On February 27, 2004, the Company entered into an agreement with Behind the Hedge Productions, Inc. to produce its first feature-length film, “Over the Hedge.”  The Company was commissioned by Behind the Hedge Productions, Inc. to develop and budget a script for $50,000.  The Company received $25,000 upon executing this agreement, and completed and presented its proposed script and budgeting, which were accepted by Behind the Hedge Productions.

Although the Company does not own the script, as the Company was commissioned to develop it, the Company has entered into negotiations with Behind the Hedge Productions to produce this film.  If its negotiations result in its ownership of an equity position in the film, the Company may then enter into further negotiations with Behind the Hedge Productions, Inc. to distribute the film through its distribution agreements.

As of February 29, 2004, Behind the Hedge Productions, Inc. is a major customer, and accounted for 100% of its revenues.

Distribution

On February 9, 2004, the Company entered into an agreement with Regent Entertainment to distribute three of its films to theaters and/or in retail form (such as DVD or VHS videocassette) worldwide, each of which must have a production budget over $1 million.  For each proposed film that is accepted for distribution, Regent must secure pre-sold revenues in varying amounts from various European territories. For each film distributed in this manner, the Company agrees to pay a fee equal to 25% of its gross revenues for each film, as well as marketing expenses up to $100,000 per film.  This agreement expires in December 31, 2005.

Suppliers

The Company has identified a pool of independent or freelance screenwriters.  The Company entered into an agreement with one of these freelance writers, Mr. Peter Soldinger, for the development of both “Carpool Guy” and “The Action.”  Its President, Corbin Bernsen, is the author of “3 Day Test” and “Over the Hedge,” and will continue to serve as screenwriter for specific projects on occasion.  Mr. Bernsen does not receive additional compensation for scriptwriting.  The Company does not anticipate paying more than $5,000 for the development of any script or treatment, which will increase to Writers Guild of America’s minimum payment for any specific project that reaches production.  WGA minimum pay varies according to each project’s budget and various other factors determined by the WGA.

Television Production

Its television production unit develops and produces original content programs for television distribution.  Using multiple elements from its development and sponsorship model, the Company develops its content internally and produces the content with several production companies.  The Company intends to pay for the development costs, and intend to enter into joint venture agreements during the production and distribution phases.  The Company currently owns seven productions in various stages of development.

Projects

The Ultimate 18

On October 10, 2003, the Company entered into an agreement with Stone-Stanley Productions to create and develop a reality-based golf show in an undetermined format and for a period of time, which will be based on network interest and purchases.  The Company has developed a suggested format and treatment for the show, and is currently negotiating with actors and golf celebrities for involvement in the show.  Stone-Stanley is in the process of meeting with interested networks in order to sell the show for broadcast.   As creators of the show, the Company owns 100% of the concept for this show.  However, in order to develop and produce this show, the Company has granted 100% of its ownership to Stone-Stanley for a period of six months.  Should Stone-Stanley execute a production agreement with a network to produce and broadcast the show before the ownership grant expires, the Company will receive 50% ownership of the revenue generated by the produced and broadcast show.    Both the Company and Stone-Stanley are currently corresponding with various targeted celebrities in order to determine interest and scheduling.   Messrs. Szabo, Bernsen and Edwardes will be executive producers for “The Ultimate 18,” although none will receive additional compensation for this work.

The basic show concept is as follows:  A widely-known and well-regarded golf course architect will select his or her favorite 18 holes from golf courses around the world, creating one ultimate course.  Celebrity and sport figures will then be teamed together to play the course in a compressed-time format.  Viewers will see these celebrities in a real-world, behind-the-scenes format as they traverse the world, competing in an elimination format.

The Circuit

The Company has drafted six single-episode script treatments for this television drama, and is currently in the early stages of development.  The Company has presented “The Circuit” to OBN as a possible show for distribution under its agreement, but has not entered into any agreements related to this show.  The Company anticipates entering pre-production for this show during the second half of 2005.

The basic show concept is summarized as follows:  By 1859, the Southwest territories of the great American Frontier were becoming increasingly dense, and from it spawned a lawless society with vigilantes taking the law into their own hands.  This is the period when Archibald Bishop, a newly appointed Circuit Judge for these territories, is given the task to bring justice to the land,  In the spirit of the present day legal drama “LA LAW”, The Circuit is about a lone judge who will pave the way for the American judicial system in the Old West.

The Company has also developed treatments for a number of other shows, which have been registered as its intellectual property, but have not been further developed or scripted.  Due to its full production and development schedule, the Company does not have any current estimated date for pre-production for these shows.

A Taste of History:  The Company has completed six episode treatments and produced a promotional clip for this food and beverage show.  The basic show concept is summarized as follows:  Many of today’s most famous food dishes and beverages have a story behind them that details their history and creation.  This series combines a cooking show, a history show, and a travel show into a series package that tells the story behind these favorites.

TechStyle:  The Company has completed a treatment of this technology and style show.  The basic show concept is summarized as follows:  In a world of high level competition between technology driven products, companies are increasingly focusing on style to be “cutting edge”.  TechStyle takes a step into the future and explores new products from a style point of view.  Without losing sight of technology, the series searches for the hippest looking gear for the home, office, recreation, and vehicles.  Each episode is written to look into the near future.

3 Day Test Reality Show:  The Company has completed a treatment of this reality show based on its film.  The basic show concept is summarized as follows:  Based on its feature film, a family spends three days in a house with utilities, water, power or outside help. Various challenges and incentives are introduced in order to test whether the family can stay inside the house for the period.

Run and Gun:  The Company has completed a treatment of this reality filmmaking competition.  The basic show concept is summarized as follows:  Two filmmaking teams are given the same script, budget, time, and equipment to make the same film.  The winning team is determined by independent judges as well as viewer telephone and online vote.

The Fastest Car in America:  The Company has completed a treatment of this reality car competition.   The basic show concept is summarized as follows:  A search across the country to find the fastest “street legal” car in America. This involves a series of local competitions in various locations around the country, culminating in a final competition in a closed course.

Distribution

On February 20, 2004, the Company entered into a distribution agreement with OBN Holdings, which conducts television distribution via its subsidiary, Omni Broadcasting.  OBN is a national television network with one owned station and 115 independent broadcast and cable affiliates throughout the United States.  OBN airs both created and licensed content.   Its agreement provides that OBN will provide free airtime in exchange for 50% of the revenue generated by sponsors advertising on its broadcast shows.  The Company has agreed to provide six feature-length films, one hour-long dramatic series and one half-hour situation comedy.  The Company has also granted OBN a limited “first look” provision.  Pursuant to this provision, the Company may present projects to OBN which the Company believes are suitable for distribution on their network.  Once the Company presents a project, OBN then has a 60 day period during which they have the exclusive right to determine whether or not they will distribute the television show on their network.  At the close of the 60 day “first look” period, if OBN chooses not to distribute the show, the Company may then present the show to other distributors and/or networks.  This provision is in effect for the duration of the agreement.  This agreement expires August 20, 2005, and is self-renewing unless terminated by either party.

Suppliers

The Company has identified a pool of independent or freelance scriptwriters, which the Company will use for development of its television shows as necessary.  The Company has not yet commissioned any scripts for any of its internally developed treatments.  The Company does not anticipate paying more than $500 per week for the development of any script or treatment, regardless of production status.

Virtual Studio

The Company has completed the development of its proprietary virtual studio, which viewers may access through its website, www.publicfilmworks.com.  Its virtual studio enables viewers to participate and interact with the production process of making filmed entertainment.  The Company gains viewers through two main outlets:  its media partners and its sponsors.  Its media partners consist of genre publications, such as Soap Opera Digest and Soap Opera Weekly.  In exchange for editorial content, they discuss and promote its films and shows.   The Company does not maintain agreements with its media partners, and do not anticipate doing so in the future.  Its sponsors promote and co-brand its films and shows by association with their products.  The Company intends to maintain agreements with sponsors, although none are currently in place.

Viewers then register on its site in order to view real-time filming of its productions, and can vote to influence content style in the pre-production phase. Registered viewers can then view the filming and interact with the actors in the production via predetermined online chats and actor blogs or diaries.

The virtual studio measures viewer interest in real time, and creates a database of viewers, along with an increasing profile including their geographic and demographic information.  As viewers continue to interact with the virtual studio, the volume and precision of information in the database increases, resulting in a complex and specific profile of the Company’s viewers and their preferences.  The Company may use this information in its sponsorship and advertising business, in order to provide targeted marketing information to advertisers, as well to assist in generating and refining script ideas and treatments for its own films and shows in development.

The virtual studio lot is an online, virtual presentation that mirrors the physical studio lot where its shows or movies will be filmed.  Once viewers register and log on to its site, they become virtual “associate producers.”  If the filming is in pre-production, viewers, as associate producers, are encouraged to make various decisions which, when votes are tabulated, will be implemented in the actual production of the movie or show.  These decisions include general and specific selections for props, locations, wardrobe, set design, set dressing and transportation.  As the pre-production progresses, viewers will be able to influence the look and feel of each scene by selecting from various props, wardrobes, and set elements provided by sponsors of each production.  As viewers cast votes, they gain “points,” which will eventually make them eligible for prizes from its sponsors.  Casting votes also enables its database to compile an extensive and detailed list of their preferences, which the Company submits to its sponsors.  Its sponsors are never granted direct access to its viewers’ information, maintaining its position as gatekeeper to its viewers for the purposes of directed advertisement and solicitation.

Once the filming enters production, viewers will not be able to change aspects of the filming, but will be able to view the other areas of the virtual studio in addition to viewing actual filming.  The virtual studio permits viewers to view recently shot footage of projects in production, out-takes of their favorite stars, rough cuts of content prior to their release, trailers from films currently in theaters, selections from an extensive library of classic movie trailers and old television commercials, and chat with actors during production.  The virtual studio also maintains links to selected trade magazines, film festivals, national and international news papers and arts sections, film schools, studios and other industry links.  In addition, the Company has a virtual studio store with suggested purchases, which include books, software, posters, and collectibles, along with a link to the vendor’s site.  The Company does not fulfill any orders directly, but receives a negotiated commission as an affiliate from vendors for all sales.  The commission varies from vendor to vendor, and covers items purchased from each vendor by viewers, as well as items purchased within a defined period of days from the original date of connecting from its link to the vendor’s site.  On May 14, 2002, the Company entered into ongoing, self-renewing agreements with Amazon.com and Allposters.com.  Both of these agreements are standard affiliation commission agreements, which are non-negotiated agreements that allow these vendors to track purchases from its viewers.   The Company has not generated any revenues from its virtual studio as of the date of this prospectus.

The Company intends to sell proprietary collectibles and items related to its films and shows.  In addition, the Company will sell press release kits of its films and shows, which will include shooting schedules, scripts, autographed head shots of actors in the production, and other collectibles and memorabilia related to each project.  The Company intends to fulfill these orders ourselves initially, but may outsource order fulfillment should it become logistically and/or financially beneficial.

Once the film or show enters post-production, viewers will again have the opportunity to select from a variety of film-related marketing materials, including posters, music, and soundtrack selections.  The Company intends to use its sponsors and advertisers in the same manner as its pre-production process, which will provide these advertisers and sponsors similar access to its direct marketing database.  The Company does not have any agreements with post-production sponsors and advertisers at this time.

On August 8, 2003, the Company entered into an agreement with New Media Dimensions, Inc., an unaffiliated software development and hosting firm, to develop and maintain its virtual studio based on its internally developed architecture, as well as host its website and maintain its server for both the virtual studio and its main website.  Its agreement requires us to pay their fees on an hourly basis, ranging from $50 to $70 per hour, based upon the expertise of the billing employee.  The agreement does not have a set termination date, and is subject to termination by either party with 15 days’ written notice.

Sponsorship and Marketing

According to the 2002 Nielsen Media Report, the US theatrical box office revenues were $9.5 billion, which represents an increase of 13%.  According to ABI Research, the US cable market exceeds $60 billion in revenue, and there are approximately 108,410,160 television households in the US, within 210 designated market areas, generating an additional $60 billion in national and local advertising (Nielsen Media Report).  The 2004 Advertising Age Agency Income Report stated that US media agencies received $1.51 billion, and estimates total global revenues for advertising at $10.66 billion.  The advent of new technologies, such as fast-forward and advertisement-skipping functions on video-on-demand services, personal video recorders and TiVO, has limited the reach of many advertisers, while not reducing their cost by a comparable amount.

While the Company believes that advertisers will still use television, theatrical and traditional distribution products to reach the broadest possible audience, the Company and its management also believe that advertisers will increasingly link their products and brands to programming, and advertisers will search for different methods to incorporate their products into television shows and films.  More importantly, the Company believes that advertisers need a method to measure and analyze their success, and maximize their return on investment with targeted advertisements to a receptive audience.

On January 29, 2004, the Company entered into a nonexclusive agency representative agreement with U4oria Inc., whereby U4oria will seek out and procure advertisers and corporate sponsors for its films and shows, and for incorporation into its virtual studio operations.  In exchange, U4oria will receive 20% of all gross sponsorship sales revenue up to $1 million, then 15% on all gross over $1 million.  U4oria will also receive 10% on all gross sponsorship when shared with any other representative for the duration of the agreement.  All fees are to be paid within 10 days of its receipt of the revenue.  The Company also agreed to enter into good faith negotiations with U4oria for an exclusive representative contract, which would include a $15,000 to $20,000 monthly retainer, should they procure a minimum of $1,000,000 in advertising revenue for its company prior to March 30, 2004.  U4oria did not achieve this minimum revenue, and this term expired unexercised.  This agreement is commission-based, and does not expire unless terminated by either party.

The Company intends to use marketing and sponsorship revenue to finance up to 20% of the costs of creating and producing its films and shows, although there is no guarantee that the Company will be able to obtain such revenues.  Its primary means of achieving this will be from integrating its sponsorship and marketing campaigns into its various business units.  For example, as viewers interact with its virtual studio, the items voted on and selected for production will be based upon products that advertisers select for viewer participation, and may then be integrated into the advertiser’s or sponsor’s direct marketing campaign.  For further discussion of this direct marketing campaign by use of its virtual studio database, please refer to the discussion in “Description of Business-Business Units-Virtual Studio.”

The Company also intends to realize revenue through more standard Internet-based advertising, which will include page views on its website containing brand logos, click-through charges from its studio page to the brand’s website, and brand interaction when consumers select a brand on its site.  The Company also intends to incorporate specific “storefronts” in its virtual studio.  These will be particular interactive structures on the studio site which are sponsored by relevant advertisers.  For example, as viewers enter its “screening room,” the logo above the screening room would indicate the sponsor, such as a major retailer or theater chain.  The benefit of storefronts, as opposed to simple banners, is that storefronts will be a stable advertisement for the duration of sponsorship (e.g., one year) and can provide a measure of “branding” (or brand identification), rather than the constantly rotating space represented by shorter-term banner advertisements.  Both banners and storefronts will have the capability to direct viewer traffic to the sponsor’s website by hyperlink.  The Company does not have any agreements for standard sponsors at this time, but U4oria is in the process of negotiating with a number of different advertisers for both its virtual studio sponsorship and its more general Internet-based advertisers.

Intellectual Property

The Company owns and maintains the Internet domain names www.publicfilmworks.com,

www.publicmediaworks.com, and www.publicmusicworks.com (for future content development).  The Company has also registered Internet domain names for specific content projects www.3DayTest.com, www.threedaytest.com, www.ultimate18.com, www.laaction.com, www.laactionbasketball.com, www.laactionthemovie.com, www.theactionmovie.com, www.thelaaction.com, www.thelaactionmovie.com, and www.thelaactionthemovie.com.

The Company intends to apply for process and design patents related primarily to several areas of the virtual studio and design patents for new, original, and ornamental designs, as well as for articles of manufacture specific to its company television and motion picture related products, and specific point-of-sale merchandise.  Although the Company has not yet submitted applications for these patents to the US Patent and Trademark Office, the Company intends to submit its applications during 2004.

The Company owns a service mark for “PublicFilmWorks” (registration no. 2806883).  The Company also intends to protect various other words, names, symbols, and devices that are used with goods produced by the Company to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks.  These include “Public Media Works” and its logo.  The Company intends to register and maintain both trademarks and service marks through the United States Patent and Trademark Office.  The Company has not filed applications to protect any other trade or service marks.

The Company intends to copyright all screenplays, project treatments, and other original material that it produces.  The Company intends to use copyrights issued and maintained by the Copyright Office of the Library of Congress as the primary form of protection for all original works of authorship, including literary, dramatic, musical, artistic, and certain other intellectual works, both published and unpublished.  The 1976 Copyright Act allows Public Media the exclusive right to reproduce the copyrighted work, to prepare derivative works, to distribute the copyrighted work, to perform the copyrighted work, and to display the copyrighted work publicly.  The Company will also register applicable screenplays and scripts with the Writers Guild of America.

The Company has registered the following screenplays and scripts with the Writers Guild of America.

Title	Medium	Type

TechStyle	Television	Treatment
Taste of History	Television	Treatment
3 Day Test	Feature Film	Treatment
3 Day Test Reality Show	Television	Treatment
The Ultimate 18	Television	Treatment
Run and Gun	Television	Treatment
The Action	Feature Film	Treatment
Fastest Car in America	Television	Treatment
Carpool Guy	Feature Film	Treatment

All treatments for its films and shows are developed internally, and are the property of Public Media Works.  All agreements with independent and freelance writers will require that all content, treatments, ideology, screenplays, scripts and full use become and remain the sole and exclusive property of Public Media Works, Inc. for all time and in all markets.  However, there can be no assurance that the Company can protect its intellectual property, or that the Company will be able to receive all benefits from its intellectual property.

Competition

Feature Film and Television Production

Feature Film Production (Theatrical release)

US box office receipts grew 13% in 2002 (the last complete statistical year) to $9.5 billion.  According to the 2002 Nielsen Media Research report, the top 20 films in the United States made up 40% of the total domestic box office.  The Company competes with major and independent studios, which include Viacom, Fox, Pixar and MGM, for market share, as they represent the leading productions which capture a significant percentage of volume.  Its current revenues represent less than 1% of the total market share for this business segment.   However, the Company believes that its virtual studio will generate market awareness during pre-production and production of its films, which will result in increased revenues and market share for its productions once they are in theaters.

Television Production

According to Nielsen Media Research, there are approximately 108,410,160 television households in the United States with 210 designated market areas.   For every accepted program, OBN Holdings will distribute its television programs to approximately 40,000,000 households, representing approximately 38% of this market.  The Company understands that this distribution will increase to approximately 50,000,000 households in November 2004, and 70,000,000 households, or 69%, by the spring of 2004.  The Company does not maintain an exclusive arrangement with OBN, and may distribute its programs in conjunction with, or even concurrently, to other distributors’ networks, including its competitors (for the purposes of content creation).

However, there are a number of companies producing and distributing television shows, including but not limited to the six national networks, hundreds of cable channels and numerous private production companies, such as Carsey-Werner-Mandabach or Mark Burnett Productions.  These competitors have greater resources, market presence and name recognition than its company.  Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution.  Consequently, the Company has not yet established a position in the television industry, and face intense competition upon entry.

Market Share for Film and Television

The movie and television production industry remains highly varied and fragmented.  Primary participants in the industry continue to drive production and competition for distribution revenue and ad share.  The production industry grew to $115 billion in 2002 comprised of the following significant public companies (information provided by Variety.com, published 2004):

STUDIO MARKET SHARE

2004

January 2 - May 2, 2004

Overall Gross: $2,779,403,652

Rank	LW	Distributor	Market Share	Total Gross*	Movies Tracked	2004 Movies**
1	1	Sony	15.8%	$439.6	12	6
2	2	Newmarket	14.4%	$400.9	2	1
3	3	Warner Bros.	12.3%	$343.1	16	10
4	4	Buena Vista	11.3%	$314.9	15	7
5	6	Miramax	6.7%	$186.5	13	6
6	7	New Line	6.6%	$184.5	6	3
7	5	Universal	6.6%	$184.2	8	3
8	8	20th Century Fox	6.6%	$182.4	8	4
9	9	MGM/UA	4.7%	$131.4	7	4
10	10	Paramount	4.3%	$119.7	8	5
11	11	Lions Gate	2.5%	$70.0	9	6
12	12	Focus	2.0%	$54.9	4	2
13	13	Fox Searchlight	1.9%	$52.0	5	4
14	14	DreamWorks	1.8%	$50.4	4	3
15	15	Sony Classics	0.7%	$19.5	12	5
16	16	Dimension	0.2%	$6.8	3	0
17	17	IFC	0.2%	$5.4	3	3

* In millions. ** # of total movies tracked that were 2004 releases.

Copyright © 1998-2004 by Box Office Mojo. All rights reserved

No information regarding specific market shares for individual companies within the television industry is available, as such information may skew advertising position and revenue.

Virtual Studio

The Company believes that the virtual studio that the Company has developed is unique and does not have any direct competition.  The Company and its management do believe, however, that the virtual studio implementation on the Internet competes with other entertainment and information websites for a share of the consumer’s attention.  Several and varied games, interactive website, portals, studio information sites, and commerce sites contain elements of the PublicFilmWorks virtual studio and compete with us for a finite number of potential consumers.

Sponsorship and Marketing

The Company believes that the creation of an integrated virtual studio coupled with an inbound and outbound marketing and branding campaign is new and unique.  The Company and its management also believe, however, that the Company must compete with other new and also incumbent marketing and branding techniques and companies.   Its most direct competitors include Grey Advertising ($1.3 billion in revenues in 2003), Ogilvy and Mather ($720 million in revenues in 2003), McCann-Erickson ($1.22 billion in revenues in 2003), and Y & R Advertising ($517 million in revenues in 2003).    The largest industry competitors and their market shares are indicated below:

Many of its competitors have greater resources, market presence and name recognition than its company.  However, the Company intends to compete with the large domestic advertising agencies including by introducing the virtual studio concept to leading US advertisers, demonstrating its ability to offer focused information on its users and their consumers (such as geographic and demographic information, determinations regarding which specific products and models are most and least desired, and which advertisements are most likely to lead to purchase).

Retail and Internet Sales of Produced Films and Related Products

The Company intends to sell its films, along with scripts, posters and related products, through its website.  Its chief competitors primarily consist of all of the competitors previously listed under the subheadings “Film (Theatrical release)” and “Television”, as they generally also sell their products online.  The Company intends to compete with these companies by directing its sales efforts in a more targeted manner to those individuals who have indicated their interest in certain of its products, or certain of its related products, as a result of its sponsorship and marketing efforts.  For example, individuals who have signed up to view the filming of its movie “3 Day Test” at the PublicFilmWorks virtual studio (www.publicfilmworks.com) may purchase the “3 Day Test” script and photographs taken during filming, which the Company believe they are more likely to purchase due to their expressed interest in viewing the cast and production of the movie itself.  The Company believes that, by offering specific products to targeted customers, it will be able to effectively compete in the Internet marketplace.

Government Regulation

The Company does not require any government approval for the operation of its business.  Its operations are subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environmental and zoning regulations and ordinances.

Research and Development

Its research and development costs currently consist of web development costs and film development costs.  In the fiscal year ended February 28, 2001, the Company spent $115,000 on research and development, 100% of which was dedicated to web development costs.  There were no additional costs for the fiscal years ended February 28, 2002 and 2003.  In the fiscal year ended February 29, 2004, the Company spent $121,744 on research and development, 95.7% of which was dedicated to web development costs, and 4.3% of which was dedicated to film development costs.  All research and development costs related to web development are fully expensed, and its film development costs are capitalized until each project is developed, at which point they become expensed.  None of its research and development costs flow through to its viewers.

Employees

The Company currently employs 4 full-time individuals, and one part-time employee.  The Company considers its relations with its employees to be good, and do not have employment agreements with any of its employees.

Publicly Available Information

The Company is not required to deliver an annual report to our security holders and does not intend to do so.  Public Media Works is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  For further information with respect to the Company and its common stock, see the Company’s filings, including exhibits and schedules thereto.  The Company’s filings with the Commission are also available to the public from the Commission’s website at www.sec.gov.

You may also read and copy any materials the Company files with the Securities and Exchange Commission at the SEC’s public reference room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

Item 2.                    Description of Property

The Company currently leases 1,800 square feet of office space on a month-to-month basis from Chandler Associates, an unaffiliated entity, at a rate of $900 per month.  The Company does not have a lease agreement with Chandler Associates.  The Company operates in converted and remodeled warehouse space that is in good condition.

Item 3.                    Legal Proceedings

There are no threatened or actual legal proceedings to which the Company is a party at this time.

No director, officer, significant employee, or consultant of the Company has been convicted in a criminal proceeding, exclusive of traffic violations.

No director, officer, significant employee, or consultant of the Company has been permanently or temporarily enjoined, barred, suspended, or limited from involvement in any type of business, securities or banking activities.

No director, officer, significant employee, or consultant of the Company has been convicted of violating a federal or state securities or commodities law.

Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 4.                    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.                    Market for Common Equity and Related Stockholder Matters

Market Information

As of the end of the period covered by this report:

•      there are no outstanding options or warrants to purchase, or other instruments convertible into, common equity of the company;

•      there are no shares eligible for sale pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”); and

•      there is no public market for its common stock.

On August 30, 2004, 25,000,000 shares will become eligible for sale pursuant to Rule 144 of the Securities Act.

Other than the shares registered hereunder, there are no shares of common stock that will be, or are proposed to be, publicly offered by its company pursuant to an employee benefit plan, other plan, or otherwise, which may have a material effect on the market price of its equity.

Holders

As of February 29, 2004, 25,512,500 shares of its common stock (par value $0.0001) were issued and outstanding, and held by approximately 48 shareholders of record.

Transfer Agent

Public Media’s transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and the Company does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of its Board of Directors and will be dependent upon then existing conditions, including its financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors the Board of Directors considers relevant.

Recent sales of unregistered securities

As of August 1, 2004, the Company had 25,512,500 shares of common stock issued and outstanding.  “Burnam Management” refers to Burnam Management prior to August 30, 2003.  “PMW” refers to Public Media Works, Inc. prior to August 30, 2003.  The “Company” refers to the company after August 30, 2003.

Burnam Management did not issue any stock for the three years prior to the merger on August 30, 2003.

From April 1 to August 6, 2003 PMW sold 2,100,000 shares of restricted common stock to 20 investors in exchange for $840,000. All investors were “accredited” within the meaning of the Securities Act of 1933, as amended (the “Act”), and all investors were unaffiliated. No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) and Rule 506 of the Act.  The corporate offices and management were made accessible and available for all investors and their advisors in order to assist them in evaluating the Company’s business and financial position.  All investors were notified of this access and took advantage of such access according to their needs. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In November 2002, PMW issued 5,000,000 shares of restricted common stock, valued at $0.01 per share, to Mr. Thomas Szabo, its Chief Executive Officer and a director, in exchange for services then rendered and to be rendered as an officer of its company, such services being valued at $50,000.  Mr. Szabo is an “accredited” investor within the meaning of the Act, and was unaffiliated with its company prior to November 2002.  No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On August 30, 2003, PMW conducted a share exchange with Burnam Management.  At the time of the exchange, there were 5,000,000 shares of Burnam common stock issued and outstanding.  Under the terms of the agreement, Burnam issued 20,000,000 restricted shares of common stock to all outstanding PMW security holders on a pro-rata basis, in exchange for which Burnam received 20,000,000 shares of PMW common stock, representing all of the issued and outstanding shares of PMW.  No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

From September 1, 2003 through February 23, 2004 the Company sold 512,500 shares of restricted common stock to 6 investors in exchange for $205,000. All investors were “accredited” within the meaning of the Securities Act of 1933, as amended (the “Act”), and all investors were unaffiliated. No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) and Rule 506 of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 6.                    Management’s Discussion and Analysis or Plan of Operation

The following discussion and analysis of its plan of operation should be read in conjunction with its financial statements and the related notes.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Description of Business” and elsewhere in this annual report.

Plan of Operation

Costs and Expenses

From PMW’s inception on May 15, 2000 through the end of the fiscal year ended February 29, 2004, the Company has funded the development of its products, including the development of its virtual studio and its main website, through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders.  As of February 29, 2004, the Company had 25,512,500 shares of common stock issued and outstanding, 15,000,000 shares of which were issued in exchange for services by its management team.  The Company also entered into an unsecured promissory note with George Mainas, a shareholder, on August 30, 2000 for $340,000, bearing interest at 8% and is payable on demand.  As of February 29, 2004, the Company had an outstanding balance of $435,299, including accrued interest.  The proceeds of this note were used for general working capital.  Mr. Mainas has also agreed to pay various, unclassified business expenses from time to time on behalf of its company, and the Company agreed to reimburse him for these expenditures as soon as practicable.  On December 31, 2003, the Company memorialized this agreement, including terms indicating that any expenses so paid would bear no interest, and would be payable on demand to Mr. Mainas.  The outstanding balance as of February 29, 2004 was $70,491.  The Company has also entered into a third unwritten, unsecured promissory note with Denis Schusterman, a shareholder, in May 2002 in exchange for payment of approximately $16,000 in general and administrative expenses.  This note is payable upon demand and bears no interest.  As of February 29, 2004, the outstanding balance was $16,715.

The Company had a net loss of $779,427 for the fiscal year ended February 29, 2004, and from March 3, 2000 (inception of Burnam) through February 29, 2004, the Company reported a cumulative net loss of $1,844,513.

The development of its main website and its virtual studio was conducted in conjunction with two companies: New Media Dimensions, Inc. and MMT Solutions.  On August 25, 2000, the Company entered into an agreement with MMT Solutions to begin the basic development of the virtual studio based upon its internally developed architecture, in exchange for two payments of $115,000, the first of which was made on September 6, 2000.  The development was not completed according to the terms of its agreement, and the Company terminated the agreement in November 2000, with no further payment to MMT.  The Company executed a letter of termination and release on June 2, 2003, and no further claims or obligations exist on the part of either party.  On August 8, 2003, the Company entered into an agreement with New Media

Dimensions to complete the development of its virtual studio and its main website, and to act as host and server for its virtual studio and website.  The development of the virtual studio and main website, as well as software development, was completed January 1, 2004, for which New Media Dimensions received $70,000.  New Media Dimensions also received an additional $7,732 for the purchase of two Pentium-based server hosts and hardware.

The Company maintains an ongoing, month-to-month agreement with New Media Dimensions to maintain its virtual studio and main website and to act as host and server to its sites.  The terms of these ongoing services are described in its agreement dated August 8, 2003.  The Company pays $150 per month for New Media to serve as host, and an additional fee for enhancements, modifications and further development as needed.  These additional costs may range from $0 to $5,000 per month, depending on its requirements for each period.  This agreement may be terminated by either party upon receipt of 15 days’ notice.

On September 22, 2003, the Company entered into an agreement with Charles Sherman Public Relations to engage and manage public relations and its publicity needs.  See the discussion herein in “Description of Business-Overview and History.”    The Company has retained this firm on a monthly basis for a fee of $2,000 per month.  This agreement may be terminated by either party upon 30-day notice.

Its general monthly expenses include rental and maintenance for its offices are approximately $4,000 per month. Its operating expenses, including salaries and travel reimbursement, are approximately $36,000 per month, with total monthly costs of $40,000.  We note that our previous expenditures did not reflect this estimation as a result of the one-time expense of our web development costs.  However, we believe this estimation is appropriate on a going-forward basis.

Revenue

The following projects are in progress, and expect to be its primary sources of revenue of the next twelve months.  To the extent that the Company has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On February 27, 2004 the Company entered into an agreement with Behind the Hedge Productions, Inc., an unaffiliated production company, to develop a budgeted script and treatment for a feature-length film in exchange for $50,000. $25,000 of this fee was received on March 1, 2004, as an advance payment for its script development.  The script was developed internally, without additional fee to an independent screenwriter.  See the discussion in “Business-Business Units-Feature Film Production-Over the Hedge.”   As the Company has prepared this script development under contract, the Company currently does not have any ownership position in the script or in any revenue generated by the produced film.  However, upon acceptance by Behind the Hedge Productions of its script development, the Company anticipates entering into a production agreement with Over the Hedge by August 30, 2004.  The Company expects the terms of this agreement to grant it some degree of equity ownership in exchange for a reduction of its production fee.  If the Company enters into this agreement, the Company intends to use an outsourced production studio, and anticipates realizing revenue from its producers’ fee upon commencing production.  If the Company gains some level of equity ownership in the project, the Company would realize any additional revenue in an amount and at a time which will be subject to any distribution agreement in effect with respect to this film.  The Company does not need any additional financing with respect to this project, as the Company does not owe any additional funds to complete the script development, and any costs paid with respect to the production of the film will be financed by Behind the Hedge Productions.

On October 10, 2003, the Company entered into a co-production agreement with Stone-Stanley Productions to develop and sell the television production “The Ultimate 18.”  See the discussion in “Description of Business-Business Units-Television Production-The Ultimate 18.”  The Company and Stone-Stanley are currently approaching actors, golf celebrities and sponsors for involvement in the show, according to the terms of its option agreement described herein in the Business disclosure.  The Company anticipates completing casting and beginning production by July 31, 2004, at which point the Company will receive 50% of the revenue paid by the purchasing network, with Stone-Stanley receiving the other 50%.  As television networks are billed in advance of production, the Company does not anticipate additional financing requirements for this project.  Once the Company enters into an agreement with a network, the Company estimates that production will conclude approximately 90 days following the date of such agreement.

The Company has completed the script and has attached the actors under formal letters of intent for the film “3 Day Test.” See the discussion in “Description of Business-Business Units-Feature Film Production-3 Day Test.”  The Company anticipates entering pre-production for its film “3 Day Test” in the third quarter of 2004, and intends to begin filming in December 2004 and end filming in January 2005.  “3 Day Test” is wholly owned by the Company, and will require $1 million of additional financing in the fourth quarter of 2004, and $1.5 million of additional financing in the first quarter of 2005.  The Company intends to finance this project through the following methods, in order of priority:  (1) corporate sponsorship and product placement in the film, (2) pre-sales of the film through the virtual studio and foreign sales, (3) debt or equity financing in the film itself, and (4) debt or equity financing in its company.  The Company does not have any agreements regarding sources for this financing.  The Company will not proceed with this project until the Company has secured the additional financing.  The Company has 100% ownership of this film, and, once funded, anticipates generating revenue through its producers’ fee, as well as its portion of box-office sales, retail sales, and sponsorship via its virtual studio.

On February 5, 2004, the Company entered into a five-year agreement with the American Basketball Association (ABA) to develop all filmed and digital entertainment products.  See the discussion titled “Description of Business-Business Units-Feature Film Productions-The Action.”  The Company anticipates that “The Action” will be funded by the ABA or its affiliated parties by September 30, 2004.  The Company has secured a letter of intent with Dennis Rodman, and is in the process of securing additional talent for the film.  The Company intends to use an outsourced production studio.  The Company has 100% ownership in this film, and may present the film to Regent under the terms of its distribution agreement, or may seek distribution through a major studio.

On February 9, 2004, the Company entered into a distribution agreement with Regent Entertainment to distribute its feature films.  See the discussion herein titled “Description of Business-Business Units-Feature Film Production-Distribution.”  For each film distributed, the Company agrees to pay a fee equal to 25% of its gross revenues for each film, as well as marketing expenses up to $100,000 per film.  Although the Company has not yet formally presented any films for distribution, the Company anticipates presenting one or more of the films described in this section for distribution in the next twelve months.

On February 20, 2004, the Company entered into a distribution agreement with OBN Holdings.  See the discussion herein titled “Description of Business-Business Units-Television Production-Suppliers.”  Under the terms of its agreement, OBN will provide free airtime for its television programs in exchange for 50% of the revenue generated by sponsors advertising on its broadcast shows.  The

Company does not have any television programs scheduled for production or pre-production in the next twelve months that the Company anticipates presenting to OBN for distribution.

Liquidity

Based upon the costs and expenses indicated above, the Company currently has cash on hand to satisfy its total operating costs, continued development of its actual and potential revenue sources and the cost of the offering until June 30, 2004.  The Company is currently investigating several methods of capital-raising during this period, keeping in mind the status of this offering.  The Company anticipates raising additional funds through one or all of the following methods: a revolving credit facility, debt, convertible debt, or through the future sale of equity.  The Company has not entered onto any agreements or discussions, preliminary or otherwise, regarding any of these options.  None of its agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein.  Over the next twelve months, the Company does not anticipate significant changes in the number of its employees, nor does the Company anticipate the purchase or sale of any significant equipment.

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  Subsequently, four of Old Tucson Company’s shareholders invested in its company, each and in the aggregate holding less than 5% ownership in its company.  These shareholders, in the aggregate, represented a controlling interest in Old Tucson Studios.  On December 19, 2003, while engaged in the letter of intent, the Company loaned $125,000 to Old Tucson Company for operations.  The note to Old Tucson Company matured on June 20, 2004, and bears interest at 4%.  The note is secured by the all of the shareholders’ stock in its company.  As a result of its mutual shareholders, its loan to Old Tucson Company may have been deemed a related party.  However, during the course of its due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004, although the note still remains an account receivable for the Company.  The Company does not currently have any affiliation with either the four shareholders or Old Tucson Company, although the shareholders still retain their equity interest in Public Media Works.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

As of February 29, 2004, the Company had a current cash balance of $12,200.

Off-Balance Sheet Transactions

The Company does not have any off-balance sheet transactions.

Item 7.                    Financial Statements

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2004 AND FEBRUARY 28, 2003

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
of Public Media Works, Inc. (formerly Burnam Management, Inc.)

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. and subsidiary (a development stage company)(formerly Burnam Management, Inc.) (a Delaware corporation) as of February 29, 2004 and February 28, 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended February 29, 2004 and the years ended February 28, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. and subsidiary as of February 29, 2004 and February 28, 2003, and the results of its operations and its cash flows for the year ended February 29, 2004 and the years ended February 28, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 8 to the financial statements, the Company incurred a net loss of $779,427 and $272,818, respectively, during the year ended February 29, 2004 and the year ended February 28, 2003, and as of February 29, 2004, the Company’s current liabilities exceeded its current assets by $228,854. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Salt Lake City, Utah
May 19, 2004

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
	2004	2003
Assets
Current Assets:
Cash	$12,200	$—
Note receivable, related party	125,000	—
Prepaid expenses	1,154	210
Interest receivable	986	—
Stock subscriptions receivable	155,000	—
Receivable, officers and directors	65,000	—

Total current assets	359,340	210

Property and Equipment:
Furniture and leasehold improvements	20,649	20,054
Computers and office equipment	54,443	38,384
	75,092	58,438
Less: accumulated depreciation	38,846	26,622
	36,246	31,816
Other Assets:
Film development costs	5,500	—

Total Assets	$401,086	$32,026

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$65,719	$3,289
Accrued interest, stockholders	95,299	63,566
Notes payable, stockholders	427,176	459,852

Total current liabilities	588,194	526,707

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,512,500 and 5,000,000 issued and outstanding	2,551	500
Additional paid-in capital	1,654,854	569,905
Deficit accumulated during the development stage	(1,844,513)	(1,065,086)

Total stockholders’ equity	(187,108)	(494,681)

Total Liabilities and Stockholders’Equity	$401,086	$32,026

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

				For the period
				March 3, 2000
	For the	For the	For the	(Inception)
	Year Ended	Year Ended	Year Ended	Through
	February 29,	February 28,	February 28,	February 29,
	2004	2003	2002	2004

Revenues	$—	$—	$—	$—
Operating Expenses:
Advertising and promotion	491	—	130	17,155
Auto expenses	33,815	—	2,280	38,997
Insurance	—	—	4,745	10,561
Professional fees	34,153	20,960	290	70,223
Office expenses	25,079	2,586	11,561	69,856
Rent	12,600	1,000	8,410	28,370
Salaries	331,234	150,000	—	725,479
Payroll taxes	21,888	—	—	29,105
Telephone and utilities	10,116	1,139	3,987	26,669
Consulting costs	49,700	21,361	41,137	206,484
Web site development costs	121,744	—	—	236,744
Depreciation	12,224	11,451	12,509	42,510
Travel and entertainment	82,918	30,691	4,651	177,151
Other	10,973	974	1,364	58,765

Total operating expenses	746,935	240,162	91,064	1,738,069

Operating loss	(746,935)	(240,162)	(91,064)	(1,738,069)

Other income (expense):
Loss on disposal of fixed assets	—	(4,656)	(2,245)	(6,901)
Interest income	986	—	—	1,635
Interest expense	(31,878)	(27,200)	(27,200)	(97,178)
Total other income (expense)	(30,892)	(31,856)	(29,445)	(102,444)

Loss before income taxes	(777,827)	(272,018)	(120,509)	(1,840,513)

Provision for income taxes	1,600	800	800	4,000

Net Loss	$(779,427)	$(272,818)	$(121,309)	$(1,844,513)

Net loss per share	$(.06)	$(.05)	$(.02)	$(.36)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MARCH 3, 2000 (INCEPTION)

THROUGH FEBRUARY 29, 2004

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, March 3, 2000	—	$—	$—	$—

Common stock issued to officer and director on March 3, 2000	5,000,000	500	(290)	—

Cash contributed, services rendered and Company expenses paid directly by shareholders	—	—	331,750	—

Net loss for the period March 3, 2000 (inception) through February 28, 2001	—	—	—	(670,959)

Balance, February 28, 2001	5,000,000	500	331,460	(670,959)

Cash contributed and Company expenses paid directly by shareholders	—	—	77,595	—

Net loss for the year ended February 28, 2002	—	—	—	(121,309)

Balance, February 28, 2002	5,000,000	$500	$409,055	$(792,268)

The accompanying notes are an integral
part of the financial statements.

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, February 28, 2002	5,000,000	$500	$409,055	$(792,268)

Cash contributed and services rendered by shareholders	—	—	160,850	—

Net loss for the year ended February 29, 2003	—	—	—	(272,818)

Balance, February 28, 2003	5,000,000	500	569,905	(1,065,086)

Common stock issued in connection with the acquisition of subsidiary on August 30, 2003	20,000,000	2,000	880,000	—

Common stock issued for $.40 a share in September 2003	12,500	1	4,999	—

Common stock issued for $.40 a share in January and February 2004	500,000	50	199,950	—

Net loss for the year ended February 29, 2004	—	—	—	(779,427)

Balance, February 29, 2004	25,512,500	$2,551	$1,654,854	$(1,844,513)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				For the period
				March 3, 2000
	For the	For the	For the	(Inception)
	Year Ended	Year Ended	Year Ended	Through
	February 29,	February 28,	February 28,	February 29,
	2004	2003	2002	2004
Cash flows from operating activities:
Net loss	$(779,427)	$(272,818)	$(121,309)	$(1,844,513)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	17,325	66,715	—	84,040
Loss on disposal of fixed assets	—	4,656	2,245	6,901
Depreciation	12,224	11,451	12,509	42,510
Contributions from stockholders	—	—	26,805	55,305
Common stock issued for services	—	150,000	—	318,000
Increase in shareholder and stock subscription receivables	(65,000)	—	—	(65,000)
Increase in prepaid expenses and interest receivable	(1,930)	—	—	(1,930)
Increase in accounts payable and accrued expenses	94,163	27,940	27,180	161,018

Net cash used by operating activities:	(722,645)	(12,056)	(52,570)	(1,243,669)
Cash flows from investing activities:
Cash loaned to related party	(125,000)	—	—	(125,000)
Purchase of property and equipment	(16,655)	—	—	(85,658)
Film development costs capitalized	(5,500)	—	—	(5,500)

Net cash used by investing activities	$(147,155)	$—	$—	$(216,158)

The accompanying notes are an integral

part of the financial statements.

				For the period
				March 3, 2000
	For the	For the	For the	(Inception)
	Year Ended	Year Ended	Year Ended	Through
	February 29,	February 28,	February 28,	February 29,
	2004	2003	2002	2004
Cash flows from financing activities:
Issuance of common stock	$930,000	$—	$—	$1,011,500
Cash contributed by stockholders	2,000	10,850	50,790	117,390
Proceeds from related party borrowings	—	1,000	—	393,137
Repayment of related party borrowings	(50,000)	—	—	(50,000)

Net cash provided by financing activities	882,000	11,850	50,790	1,472,027

Net increase (decrease) in cash	12,200	(206)	(1,780)	12,200

Cash, beginning of period	—	206	1,986	—

Cash, end of period	$12,200	$—	$206	$12,200

Interest paid	$145	$—	$—	$1,879

Income taxes paid	$1,600	$—	$—	$1,600

Stock subscriptions	$155,000	$—	$—	$155,000

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

g.   Statement Presentation

Certain previously reported amounts have been reclassified to conform to 2004 report classifications. These reclassifications had no effect on net income and stockholders’ equity.

2.             Note Receivable, Related Party

On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by a stockholder of Public Media Works, Inc. The note receivable matures on June 20, 2004 and bears interest at 4%. The note is secured by the stockholder’s stock in Public Media Works, Inc. Interest income related to the note was $986 for the year ended February 29, 2004.

3.             Film Development Costs

At February 29, 2004, the Company has capitalized $5,500 for the purchase of two original screenplays. The Company intends to develop the screenplays into  feature films within the next three years.

4.             Notes Payable, Stockholders

The Company has notes payable with two stockholders. The balance at February 29, 2004 and February 28, 2003 was $427,176 and $459,852, respectively. The notes are unsecured and due on demand. Interest is being charged at 8% on $340,000. The remaining amount is non-interest bearing.

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

In September 2003 through February 2004, the Company issued 512,500 shares of its common stock at $.40 per share for a total amount of $205,000 of which $50,000 was received in cash and $155,000 is reported as stock subscriptions receivable.

6.             Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

7.             Income Taxes

The provision for income tax consists of the following components at February 29, 2004 and February 28, 2003 and 2002:

	February 29,	February 28,	February 28,
	2004	2003	2002
Current:
Federal income taxes	$—	$—	$—
State income taxes	1,600	800	800
Deferred	—	—	—
	$1,600	$800	$800

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	February 29,	February 28,	February 28,
	2004	2003	2002
Expected tax benefit using regular rates	$(264,461)	$(92,486)	$(40,973)
State minimum tax	1,600	800	800
Valuation allowance	264,461	92,486	40,973

Tax Provision	$1,600	$800	$800

Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	February 29,	February 28,	February 28,
	2004	2003	2002

Deferred tax assets	$621,584	$356,771	$265,747
Valuation allowance	(621,584)	(356,771)	(265,747)
Deferred tax liabilities	—	—	—

Net deferred tax assets	$—	$—	$—

The Company has loss carryforwards totaling $1,309,049 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

Operating
Losses

2020	$380,704
2021	128,030
2022	125,383
2023	674,932

$1,309,049

8.             Development Stage and Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $779,427 during year ended February 29, 2004 and accumulated losses of $1,844,513 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $228,854 at February 29, 2004. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 8.                    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 12, 2004, the Company dismissed its independent accountant, Epstein, Weber & Conover, C.A.  No reports on the financial statements prepared by Epstein, Weber & Conover for the two most recent fiscal years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principals.  The decision to change accountants was approved by the Board.  During its two most recent fiscal years, and any subsequent interim period preceding the dismissal, the Company did not have any disagreement with Epstein, Weber, nor is the Company aware of any disagreement Epstein, Weber has with it, regarding any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Epstein, Weber, would have caused them to make reference to the subject matter of such disagreement in connection with their reports.

On May 19, 2003, PMW engaged Burnham & Schumm P.C. as its independent auditors, and continued its engagement after the reverse merger with Burnam Management on August 30, 2003.  Burnham effectively served as its primary auditors up to and including April 12, 2004, at which time the Company affirmatively dismissed Burnam Management’s auditors, Epstein, Weber.  Burnham & Schumm conducted all auditing functions for PMW prior to the reverse merger, and has conducted all auditing functions since the reverse merger.  Burnham & Schumm is an unrelated party to both Burnam Management and Public Media Works.  For further information, see its disclosure and auditors’ letter from Epstein, Weber in its Form 8-K, filed with the Securities and Exchange Commission on April 14, 2004.

Item 8A.                 Controls and Procedures

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

PART III

Item 9.                    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each of its directors is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, auditing, or compensation committees.

The following table sets forth certain information regarding executive officers and directors of the Company as of February 29, 2004:

Name and Address	Age	Position
Thomas A. Szabo	43	Chairman and Chief Executive Officer
Corbin Bernsen	49	President and director
Shaun D.C. Edwardes	41	Executive Vice President, Acting Chief Financial Officer and director

Biographies

THOMAS A. SZABO has served as Chairman and Chief Executive Officer to its company since August 30, 2003.  From November 1, 2002 to the date of its merger, he served as Chief Executive Officer and Chairman to Public Media Works, its predecessor.  From May 1997 to June 2002, Mr. Szabo served as Chairman and Chief Executive Officer to Digital On-Demand, Inc., and interactive digital entertainment network.  Mr. Szabo also continues to serve as a director to Alliance Entertainment Corp., a privately held global entertainment distributor, a position he has held since August 2000.  In addition, Mr. Szabo serves as Chairman of Telanetix, Inc, a privately held real-time interactive network for business and entertainment communication, a position he has held since June 2002.

CORBIN BERNSEN has served as President and a director to its company since August 30, 2003. Prior to that, Mr. Bernsen served as President and a director to Public Media Works, Inc., its predecessor, from November 2002 to August 30, 2003.  From February 2002 through July 2003, Mr. Bernsen was Chief Executive Officer and a director to 1st Step, Inc., a privately held entertainment consulting company. Mr. Bernsen served as Chief Executive Officer to Public Media Works from its inception in March 2000 until November 2002. Mr. Bernsen continues to serve as sole owner of Team Cherokee, Inc., which serves as Mr. Bernsen’s vehicle for maintaining his acting contracts and agreements, a position he has held since 1987.  Mr. Bernsen continues to for work as an actor and scriptwriter for films and television.

SHAUN D.C. EDWARDES has served as Executive Vice President, Acting Chief Financial Officer and a director to its company since August 30, 2003.  Prior to that time, he served as Executive Vice President, Acting Chief Financial Officer and a director to Public Media Works, its predecessor, from inception in May 2000 to August 30, 2003.  Mr. Edwardes served as a director to 1st Step, Inc., a privately held entertainment consulting company, from February 2002 to June 2003.  Mr. Edwardes served as Executive Vice President and interim Chief Executive Officer to EssTec, Inc., a privately held software platform development company, from March 2002 to September 6, 2002.  Mr. Edwardes served as Vice President of Business Development to Voxsurf Software Ltd., a private software development company, from August 1999 to January 2000.  He also served as sole owner of DC Management, a talent management company for recording artists, from January 1999 to August 1999.

Each and all of its officers devote a minimum of 40 hours per week to Public Media and its operations, and intend to increase or decrease this amount as necessary to promote and maintain the Company’s business and operations.

Board of Directors

The Company’s organizational documents authorize five board members, three of which are currently filled by Messrs. Szabo, Bernsen, and Edwardes.  The Company is currently seeking two independent directors for its board, including a “financial expert,” as described herein in “Directors, Officers. .. .-Audit Committee Financial Expert.”

Board of Advisors

The Company has engaged seven members from the entertainment community to act as its Board of Advisors.  These members are:

•       Steven Bochco - creator of “LA LAW”, “NYPD Blue”, “Hill Street Blues”

•       Denise Chamian - casting director “Saving Private Ryan”, “Eyes Wide Shut” and “Big Fish”

•       Kevin J. Foxe - producer “The Blair Witch Project”, “In the Eye of the Storm”

•       Sid Ganis - Vice Chairman of Columbia Picture, Emeritus

•       Barry Kemp - creator of “Newhart”, “Coach”, “Patch Adams” and “Catch Me if You Can”

•       Jordan Kerner - producer of “Less Than Zero”, “Fried Green Tomatoes”

•       Ed Scott - producer of “Young and the Restless”

Its Board of Advisors consists of a number of entertainment industry leaders with vast and varied experience in several entertainment business sectors. The Company consults with its advisors regularly for general insight on the entertainment industry, and specific advice regarding actual or potential projects.  Public Media’s consultations with these members are informal and vary in frequency based upon the projects the Company are developing, and stage of development, at any given time.  All members formally accepted their positions as advisors, and there are no term limits for any of its advisors.  The Company does not have any formal agreements with any of its advisors, and none receive compensation for their services.

Family Relationships

None.

Compensation

The Company does not have any stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of its officers or directors, although the Board of Directors may recommend adoption of one or more such programs in the future.  The Company has no employment contracts or compensatory plans or arrangements with any of its officers.

Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of its Board of Directors but do not receive compensation for services that they have provided as directors.  There is no compensation committee and no compensation policies have been adopted.  The Company may elect to pay non-cash consideration in the form of options to officers and directors in the future.  In the future, the Company may elect a cash payment as well as a non-cash consideration.

Audit Committee Financial Expert

The Company does not currently have an Audit Committee Financial Expert, as defined in CFR §228.401(h).  Mr. Edwardes, the Company’s Acting Chief Financial Officer and Executive Vice

President, serves as the Company’s financial expert regarding US generally accepted accounting principals and general application of such principles in connection with the accounting for estimates, accruals and reserves, including an understanding of internal control procedures and policies over financial reporting.  Mr. Edwardes is also a director to the Company, and serves as de facto audit committee financial expert to the Board of Directors.  However, Mr. Edwardes is serving in this capacity temporarily while the Company undertakes an extensive search to find a permanent Chief Financial Officer and director who is qualified to serve in this capacity on a full-time basis.

The Company has undergone a significant change in management and activity since the consummation of the reverse merger with Burnam Management in the fiscal year covered by this report.  The Company’s by-laws permit it to maintain a Board consisting of up to five members.  Accordingly, the Company is actively seeking at least one additional director who is deemed a “financial expert” pursuant to the Securities Acts to serve as member of the audit committee in such capacity.  The Company may also elect to employ such director as Chief Financial Officer, or the Company may seek a separate individual to serve as CFO in order to maintain the independence of the financial expert.  The Company may also nominate a second director to serve as an independent director and a member of the audit committee.

Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which shareholders can nominate directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Securities Act of 1934, the Company notes the following delinquencies for the period ended February 29, 2004:

Messrs. Szabo, Bernsen or Edwardes did not file their Forms 3 on a timely basis. Each Form 3 was filed on August 5, 2004.  None of Messrs. Szabo, Bernsen or Edwardes has filed Forms 4 or 5, if required.  The Company is not aware of the requirement or exemption of any of such individuals to file a Form 5, but notes the absence of any written representation identified in paragraph (b)(2)(i) of Item 405 of Regulation S-B.

Code of Ethics

The Company has adopted a code of ethics, the Code of Business Ethics and Conduct (the “Code”), that applies to the every officer of and director to the Company, including its principal executive officer, principal financial officer and controller (principal accounting officer). The Code is attached hereto as an exhibit, and is available free of charge, upon request, to Public Media Works, Inc., 14759 Oxnard Street, Van Nuys, California 91411, Attention: Shaun Edwardes.  Any amendment to, or waiver from, the Code will be publicly filed on Form 8-K as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the time periods allocated by the Exchange Act.

Item 10.                 Executive Compensation

Summary Compensation Table

Name and Principal Position	Year (fiscal year ending February 28)	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation
Thomas A. Szabo, Chief Executive Officer	2004 2003 (1)	110,000 N/A	5,000 N/A	N/A N/A	N/A *	N/A N/A	N/A N/A	N/A 5,000,000 shares (*)
Corbin Bernsen, President	2004 2003 (2) 2002 (2)	110,000 N/A N/A	5,000 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A 5,000,000 shares (*) N/A
Shaun D.C. Edwardes, Executive Vice President, Acting Chief Financial Officer	2004 2003 2002	110,000 N/A N/A	5,000 N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A 5,000,000 shares (*) N/A

*      There was no publicly traded market for these shares at the time of issuance, and the company had a negative net tangible book value.  Accordingly, these shares were valued at par value of $0.0001.

(1)           Mr. Szabo became Chief Executive Officer in November 1, 2002.  Prior to that time, Mr. Szabo was unaffiliated with the Company.

(2)           Mr. Bernsen served as Chief Executive Officer and President from May 2000 to October 31, 2002.

Options, LTIPs, SARs and other rights

The Company has not granted any options, SARs or LTIPs, nor does the Company maintain any stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, although the Board of Directors may recommend adoption of one or more such programs in the future.

Employment contracts

The Company has no employment contracts with its executive officers.  The Company does not have a compensation committee, and the Company has not adopted any compensation policies.  See the discussion herein titled “Certain Relationships and Related Transactions.”

The Board of Directors has established that each and all of its executive officers are compensated at a fixed rate of $10,000 per month for services rendered, subject to adjustment by the Board of Directors based upon its resources then available, as well as any other considerations the Board of Directors shall deem advisable.  Executive officers are also entitled to payment or reimbursement of expenses incurred which are related to carrying out their position.  Executive officers serving in multiple capacities concurrently are not entitled to more than one salary as an executive officer, but may be provided with additional compensation at the discretion of the Board of Directors.  The Board of Directors will re-evaluate the salary of each and all of the executive officers annually, and determine modifications in compensation based upon services rendered and the resources of the company then available.  This compensation is in addition to any equity compensation received by any executive officer based upon individual merit or arrangement.

Compensation of Directors

The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures.  The Company does not anticipate compensating its directors for committee participation, board attendance or other service to the Company at this time.  The Company is seeking between one and two independent directors at this time, and anticipates entering into some compensation arrangement with them, in addition to reimbursement of out-of-pocket expenditures, based upon its financial position at the time of election.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of the date of this offering with respect to the beneficial ownership of its common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to its knowledge, either sole or majority voting and investment power.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Held	Percent of Class (2)
Common	Thomas A. Szabo (3)	5,000,000	19.6%
Common	Corbin Bernsen (4)	5,000,000	19.6%
Common	Shaun D.C. Edwardes (5)	5,000,000	19.6%
All officers and directors as a group (3 persons)			58.8%

(1)           Unless otherwise indicated, all addresses are 14759 Oxnard Street, Van Nuys, California 91411.

(2)           Percentages are based on 25,512,500 shares of common stock issued and outstanding as of February 29, 2004.

(3)           Mr. Szabo is its Chairman and Chief Executive Officer.

(4)           Mr. Bernsen is its President and a director.

(5)           Mr. Edwardes is its Acting Chief Financial Officer, Executive Vice President and a director.

Securities authorized for issuance under equity compensation plans

None.

Item 12.                 Certain Relationships and Related Transactions

All material assets for the Company, which consists primarily of scripts, treatments and other intellectual property, were given to PMW prior to the merger in 2003 by Messrs. Edwardes, Szabo and Bernsen, who constitute the promoters of PMW.  Prior to the Company’s merger in 2003, its merger partner, Burnam Management, held no assets or capital.  The sole shareholder of that entity was Mr. Rick Plotnikoff, who purchased the entity from Mr. Gerald Ghini.  Messrs. Plotnikoff and Ghini constituted the promoters of Burnam Management, neither of whom appears to have contributed anything to the company other than the resources required to publicly register the shell’s class of equity and maintain such registration.  In May 2000, Mr. Bernsen and Mr. Edwardes each received 5,000,000 restricted shares of common stock in PMW in exchange for unvalued intellectual property and services rendered (Mr. Bernsen as Chief Executive Officer and President, and Mr. Edwardes as Executive Vice President and Acting Chief Financial Officer).  In November 2002, Mr. Szabo received 5,000,000 shares of restricted stock in exchange for services rendered as Chief Executive Officer.

On August 30, 2003, the Company issued 15,000,000 shares to its officers and directors in conjunction with its share exchange and merger.  These shares were exchanged for shares originally issued by PMW prior to the share exchange.  Of these, 5,000,000 shares were issued to Mr. Thomas Szabo, its Chief Executive Officer and Chairman, 5,000,000 shares were issued to Mr. Corbin Bernsen, its President and a director, and 5,000,000 shares were issued to Mr. Shaun Edwardes, its Executive Vice President, Acting Chief Financial Officer and a director.

On August 30, 2000 the Company entered into an unsecured promissory note with Mr. George Mainas, a shareholder.  On February 29, 2004, the Company had an outstanding balance of $435,299, including accrued interest.  On December 31, 2003, the Company memorialized an agreement with Mr. Mainas whereby Mr. Mainas will pay various, unclassified business expenses from time to time on behalf of its company, and the Company agreed to reimburse him for these expenditures as soon as practicable.  On February 29, 2004, the Company had an outstanding balance of $70,491, including accrued interest.  The Company has also entered into a third unwritten, unsecured promissory note with Mr. Denis Schusterman, a shareholder, in May 2002 in exchange for payment of approximately $16,000 in general and administrative expenses.  On February 29, 2004, the Company had an outstanding balance of $16,715, including accrued interest.  The terms on each of these notes are disclosed in its discussion titled “Management’s Discussion and Analysis-Plan of Operation-Costs and Expenses.”

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  Subsequently, four of Old Tucson Company’s shareholders invested in its company, each and in the aggregate holding less than 5% ownership in its company.  These shareholders, in the aggregate, represented a controlling interest in Old Tucson Studios.  On December 19, 2003, while engaged in the letter of intent, the Company loaned $125,000 to Old Tucson Company for operations.  The note to Old Tucson Company matured on June 20, 2004, and bears interest at 4%.  The note is secured by the all of the shareholders’ stock in its company.  As a result of its mutual shareholders, its loan to Old Tucson Company may have been deemed a related party.  However, during the course of its due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004, although the note still remains an account receivable for the Company.  The Company does not currently have any affiliation with either the four shareholders or Old Tucson Company, although the shareholders still retain their equity interest in Public Media.  The Company is currently in negotiations with Old Tucson to extend the terms of this note.

The Company does not maintain a formal conflicts of interest policy with respect to related and/or affiliated parties.  All transactions with affiliated parties are conducted at arms-length.

Item 13.                 Exhibits and Reports on Form 8-K

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (2)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (4)
4.1	Form of Stock Certificate (5)
10.1	Form of Letter of Intent for appearing talent (5)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (5)
10.3	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated February 3, 2004 (5)
10.4	Distribution Agreement by and between Public Media Works, Inc. and Regent Entertainment, Inc., dated February 9, 2004 (4)
10.5	Distribution Agreement by and between Public Media Works, Inc. and OBN Holdings, Inc., dated February 20, 2004 (4)
10.6	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (4)
10.7	Agency Representative Agreement by and between Public Media Works, Inc. and U4oria, Inc., dated January 29, 2004 (4)
10.8	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (4)
10.9	Memorialized Agreement by and between Public Media Works, Inc. and Mr. George Mainas, dated December 31, 2003 (5)
10.10	Agreement by and between Public Media Works, Inc. and Behind the Hedge Productions, dated February 27, 2004 (4)
10.11	Agreement by and between Public Media Works, Inc. and the American Basketball Association, dated February 5, 2004 (5)
10.12	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (4)
10.13	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (4)
10.14	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (4)
10.15	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (5)
10.16	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (5)
10.17	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (4)
10.18	Promissory Note by and between Public Media Works, Inc. and Old Tucson Company, dated December 19, 2003 (4)

10.19	Letter of Intent by and between Public Media Works, Inc. and Old Tucson Company, dated December 8, 2003 (4)
14.1	Code of Business Conduct and Ethics adopted June 16, 2004
16.1	Letter on change in certifying accountant by Epstein, Weber & Conover, PLC, dated April 12, 2004 (3)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)           Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No.: 0-29901).

(2)           Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)           Incorporated by reference from the Company’s Form 8-K, as filed on April 14, 2004.

(4)           Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed on June 29, 2004.

(5)           Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004.

(b)          Reports on Form 8-K

The Company did not file any reports on Form 8-K for the last quarter of the year ended February 29, 2004.

Item 14.                 Principal Accountant Fees and Services

Audit Fees

The Company paid an aggregate of $12,452 to its principal accountant for the audit of its annual financial statements and review of its financial statements included in its Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal year ended February 29, 2004.  The Company paid an aggregate of $9,478 to its principal accountant for the audit of its annual financial statements and review of its financial statements included in its Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal year ended February 28, 2003.

Audit-Related Fees

The Company paid an aggregate of $0 to its principal accountant for assurance and related services by its principal accountant that were reasonably related to the performance of the audit of review of its financial statements (and were not reported herein) for the fiscal year ended February 29, 2004.  The Company paid an aggregate of $0 to its principal accountant for assurance and related services by its principal accountant that were reasonably related to the performance of the audit of review of its financial statements (and were not reported herein) for the fiscal year ended February 28, 2003.

Tax Fees

The Company anticipates paying an estimated aggregate of $2,000 to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 29, 2004, although such services have not yet been invoiced.  Such services comprised the following: preparation of federal and state corporate tax returns.  The Company paid an aggregate of $1,350 to its principal accountant for assurance and related services by its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 28, 2003.  Such services comprised the following: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 29, 2004 and February 28, 2003.

Audit Committee Pre-Approval Policies

The Company is in the process of establishing a formal audit committee, and will formalize its pre-approval policies and procedures once the audit committee has been formally established.  The Board of Directors has approved all of the fees paid and identified herein.

Auditor’s work performance attribution

All work for the Company was conducted by the Company’s principal accountant and/or its full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works
(Registrant)

Date: August 11, 2004	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Thomas A. Szabo	Chief Executive Officer and Chairman (principal	August 11, 2004
Thomas A. Szabo	executive officer)

/s/ Corbin Bernsen	President and director	August 11, 2004
Corbin Bernsen

/s/ Shaun D.C. Edwardes	Executive Vice President, Acting Chief Financial Officer and director (principal accounting officer and	August 11, 2004
Shaun D.C. Edwardes	principal financial officer)