Form 10QSB/A
period 2004-05-31
PUBLIC MEDIA WORKS INC
filed 2004-08-25
CIK 1108730

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A1

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

Explanatory Note

This quarterly report on Form 10-QSB has been amended for clarification and administrative error only.  No financial statements included herein have been revised or amended.

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

On June 1, 2004, the Company entered into a note with Mike Wittlin, an unaffiliated third party, for $225,000, bearing interest at 6%, and payable on demand.  The proceeds of this note were used for general working capital.

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

The Company’s general monthly expenses include rental and maintenance for its offices are approximately $4,000 per month. The Company’s operating expenses, including salaries and travel reimbursement, are approximately $36,000 per month, with total monthly costs of $40,000.  The Company notes that its previous expenditures did not reflect this estimation as a result of the one-time expense of its web development costs.  However, the Company and its management believe this estimation is appropriate on a going-forward basis.

Revenue

The following projects are in progress, and expect to be the Company’s primary sources of revenue of the next twelve months.  To the extent that the Company has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On February 27, 2004, the Company entered into an agreement with Behind the Hedge Productions, Inc., an unaffiliated production company, to develop a budgeted script and treatment for a feature-length film in exchange for $50,000.  $25,000 of this fee was received on March 1, 2004, as an advance payment for the Company’s script development.  The Company’s budgeted script and treatment to Behind the Hedge Productions was accepted on May 24, 2004, and the remaining $25,000 was received on that same date.  The script was developed internally, without additional fee to an independent screenwriter.  As the Company has prepared this script development under contract, the Company currently does not have any ownership position in the script or in any revenue generated by the produced film.  However, upon acceptance by Behind the Hedge Productions of the Company’s script development, it anticipates entering into a production agreement with Over the Hedge by August 30, 2004.  The Company expects the terms of this agreement to have a budget of approximately $450,000, and will grant the Company some degree of equity ownership in exchange for a reduction of the Company’s production fee.  If the Company enters into this agreement, it intends to use an outsourced production studio, and anticipates realizing revenue from the Company’s producers’ fee upon commencing production.  If the Company gains some level of equity ownership in the project, it would realize any additional revenue in an amount and at a time which will be subject to any distribution agreement in effect with respect to this film.  The Company does not need any additional financing with respect to this project, as it does not owe any additional funds to complete the script development, and any costs paid with respect to the production of the film will be financed by Behind the Hedge Productions.

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

On June 11, 2004, the Company submitted its proposed budget to the ABA based upon a total budget of $9.9 million, which the Company anticipates will be fully funded by the ABA or its affiliated parties by September 30, 2004.  Once the ABA approves the Company’s budget, both the Company and the ABA will jointly form a limited liability company for the purpose of funding and producing this film, the ownership of which will held by Public Media (90%) and the ABA (10%). The project will then be funded by a group of investors, which has not been identified as of the date of filing this report.  Upon receipt of funding, the investing group will receive 50% of the equity interest in the limited liability company, the ABA will retain their 10%, and the Company will retain the remaining 40% interest in the limited liability company.  The Company intends to use an outsourced production studio, and holds 100% ownership in this film.  The Company may present the film to Regent Entertainment under the terms of its distribution agreement, described herein, or may seek distribution through a major studio.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (2)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (4)
5.1	Form of Stock Certificate (3)
10.1	Form of Letter of Intent for appearing talent (3)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (3)
10.3	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated February 3, 2004 (3)
10.4	Distribution Agreement by and between Public Media Works, Inc. and Regent Entertainment, Inc., dated February 9, 2004 (4)
10.5	Distribution Agreement by and between Public Media Works, Inc. and OBN Holdings, Inc., dated February 20, 2004 (4)

10.6	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (4)
10.7	Amendment to Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated April 22, 2004 (4)
10.8	Agency Representative Agreement by and between Public Media Works, Inc. and U4oria, Inc., dated January 29, 2004 (4)
10.9	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (4)
10.10	Memorialized Agreement by and between Public Media Works, Inc. and Mr. George Mainas, dated December 31, 2003 (3)
10.11	Agreement by and between Public Media Works, Inc. and Behind the Hedge Productions, dated February 27, 2004 (4)
10.12	Agreement by and between Public Media Works, Inc. and the American Basketball Association, dated February 5, 2004 (3)
10.13	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (4)
10.14	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (4)
10.15	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (4)
10.16	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (3)
10.17	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (3)
10.18	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (4)
10.19	Promissory Note by and between Public Media Works, Inc. and Old Tucson Company, dated December 19, 2003 (4)
10.20	Letter of Intent by and between Public Media Works, Inc. and Old Tucson Company, dated December 08, 2003 (4)
10.21	Agreement by and between Public Media Works, Inc. and Mike Wittlin, dated June 1, 2004
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)   Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No. 0-29901).

(2)   Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)   Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004 (File No. 333-113060).

(4)   Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed on June 29, 2004.

(b)           Reports on Form 8-K

The Company filed the following reports on Form 8-K:  On April 14, 2004, the Company filed a report regarding Items 4 and 7.  On May 12, 2004, the Company filed an amendment to a previously filed report on Form 8-K regarding Items 1 and 7.  Neither of these reports included financial statements.

The Company filed the following reports on Form 8-K for the period ended May 31, 2004:

(1)   On April 14, 2004, the Company filed an 8-K reporting Items 4 and 7 (change in certifying accountant).  No financial statements were included with this report.

(2)   On May 12, 2004, the Company filed an 8-K/A, clarifying its previously reported share exchange.  Items 1 and 7 were reported, and no financial statements were included with this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works
(Registrant)

Date: August 17, 2004	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman