Form 10QSB
period 2004-08-31
PUBLIC MEDIA WORKS INC
filed 2004-10-15
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2004

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

818-904-9029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  25,512,500 shares of common stock issued and outstanding as of October 1, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2004

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED BALANCE SHEETS

	August 31, 2004	February 29, 2004
Assets
Current Assets:
Cash	$34,589	$12,200
Note receivable, related party	125,000	125,000
Prepaid expenses	424	1,154
Interest receivable	3,486	986
Stock subscriptions receivable	—	155,000
Receivable, officers and directors	—	65,000

Total current assets	163,499	359,340

Property and Equipment:
Furniture and leasehold improvements	20,649	20,649
Computers and office equipment	54,836	54,443
	75,485	75,092
Less: accumulated depreciation	44,846	38,846
	30,639	36,246
Other Assets:
Film development costs	8,000	5,500

Total Assets	$202,138	$401,086

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$83,786	$65,719
Accrued interest	3,267	—
Accrued interest, stockholders	108,899	95,299
Notes payable, stockholders	427,176	427,176
Notes payable	325,000	—

Total current liabilities	948,128	588,194

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,512,500 and 25,512,500 issued and outstanding	2,551	2,551
Additional paid-in capital	1,654,854	1,654,854
Deficit accumulated during the development stage	(2,403,395)	(1,844,513)

Total Stockholders’ Equity	(745,990)	(187,108)

Total Liabilities and Stockholders’ Equity	$202,138	$401,086

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31, 2004	For the Three Months Ended August 31, 2003

Revenues	$20,000	$—

Operating Expenses:
Advertising and promotion	12,711	—
Auto expenses	12,143	27,420
Health insurance	4,059	—
Professional fees	38,390	6,653
Investor relations	20,000	—
Listing fees	5,500	—
Office expenses	2,166	4,219
Rent	2,700	4,500
Salaries	117,715	107,500
Payroll taxes	9,540	6,693
Telephone and utilities	4,627	3,085
Consulting costs	3,743	15,900
Web site development costs	4,685	5,330
Depreciation	3,000	4,685
Travel and entertainment	60,400	38,037
Other	7,470	4,390

Total operating expenses	308,849	228,412

Operating loss	(288,849)	(228,412)

Other income (expense):
Interest income	1,250	—
Interest expense	(10,067)	(11,333)

Total other income (expense)	(8,817)	(11,333)

Loss before income taxes	(297,666)	(239,745)

Provision for income taxes	—	—

Net loss	$(297,666)	$(239,745)

Net loss per share	$(.01)	$(.05)

The accompanying notes are an integral part
of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended August 31, 2004	For the Six Months Ended August 31, 2003	For the Period March 3, 2000 (Inception) Through August 31, 2004
Revenues	$70,000	$—	$70,000

Operating Expenses:
Advertising and promotion	16,005	217	33,160
Auto expenses	18,193	27,420	57,190
Insurance	4,059	—	14,620
Professional fees	80,336	15,936	150,559
Investor relations	20,000	—	20,000
Listing fees	5,500	—	5,500
Office expenses	4,769	6,347	74,625
Rent	5,654	7,200	34,024
Salaries	287,727	182,500	1,013,206
Payroll taxes	23,652	13,334	52,757
Telephone and utilities	8,792	3,197	35,461
Consulting costs	22,443	22,400	228,927
Web site development costs	4,685	5,330	241,429
Depreciation	6,000	7,685	48,510
Travel and entertainment	92,485	44,046	269,636
Other	12,515	6,528	71,280

Total operating expenses	612,815	342,140	2,350,884

Operating loss	(542,815)	(342,140)	(2,280,884)

Other income (expense):
Loss on disposal of fixed assets	—	—	(6,901)
Interest income	2,500	—	4,135
Interest expense	(16,867)	(18,133)	(114,045)

Total other income (expense)	(14,367)	(18,133)	(116,811)

Loss before income taxes	(557,182)	(360,273)	(2,397,695)

Provision for income taxes	1,700	800	5,700

Net loss	$(558,882)	$(361,073)	$(2,403,395)

Net loss per share	$(.02)	$(.07)	$(.25)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2004	For the Six Months Ended August 31, 2003	For the Period March 3, 2000 (Inception) Through August 31, 2004
Cash flows from operating activities:
Net loss	$(558,882)	$(361,073)	$(2,403,395)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	—	—	84,040
Loss on disposal of fixed assets	—	—	6,901
Depreciation	6,000	7,685	48,510
Contributions from stockholders	—	9,793	55,515
Common stock issued for services	—	—	318,000
Decrease in shareholder receivable	65,000	—	—
Increase in prepaid expenses and interest receivable	(1,770)	(2,606)	(3,910)
Increase in accounts payable and accrued expenses	34,934	27,683	195,952

Net cash used by operating activities:	(454,718)	(318,518)	(1,698,387)

Cash flows from investing activities:
Cash loaned to related party	—	—	(125,000)
Purchase of property and equipment	(393)	(3,177)	(86,051)
Film development costs capitalized	(2,500)	—	(8,000)

Net cash used by investing activities	$(2,893)	$(3,177)	$(219,051)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2004	For the Six Months Ended August 31, 2003	For the Period March 3, 2000 (Inception) Through August 31, 2004
Cash flows from financing activities:
Issuance of common stock	$155,000	$482,000	$1,166,500
Cash contributed by stockholders	—	5,206	117,390
Proceeds from related party borrowings	—	—	393,137
Proceeds from short-term borrowings	325,000	—	325,000
Repayment of related party borrowings	—	(32,676)	(50,000)

Net cash provided by financing activities	480,000	454,530	1,952,027

Net increase (decrease) in cash	22,389	132,835	34,589

Cash, beginning of period	12,200	—	—

Cash, end of period	$34,589	$132,835	$34,589

Interest paid	$—	$—	$1,879

Income taxes paid	$4,100	$—	$5,700

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

(A Development Stage Company)

(Formerly Burnam Management, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Summary of Business and Significant Accounting Policies

a.                                       Summary of Business

Burnam Management, Inc. was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was formed to seek business opportunities. On August 30, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The Company plans to utilize the concept of interactive marketing. Interactive marketing is a new method to market, promote and produce films. The new marketing method will presell product placement in films to help fund production costs in the initial stages. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company. The Company=s name has been changed to Public Media Works, Inc.

The Company has not commenced principal operations and is considered a ‘‘Development Stage Company” as defined by the Financial Accounting Standards Board Statement No. 7.

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

e.                                       Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling movie scripts and producing movies and television shows. Revenue is recognized in accordance with the provisions of Statement of Position 00-2, Accounting by Producers or Distributors of Films.

f.                                         Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

g.                                      Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

2.                                       Note Receivable, Related Party

On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by a stockholder of Public Media Works, Inc. The note receivable matures on June 20, 2004 and bears interest at 4%. The Company is currently in the process of negotiating an extention of the note. The note is secured by the stockholder's stock in Public Media Works, Inc. Interest income related to the note was $2,500 and $986 for the six months ended August 31, 2004 and year ended February 29, 2004, respectively.

3.                                       Film Development Costs

At August 31, 2004 and February 29, 2004, the Company has capitalized $8,000 and $5,500, respectively, for the purchase of two original screenplays. The Company intends to develop the screenplays into feature films within the next three years.

4.                                       Notes Payable, Stockholders

The Company has notes payable with two stockholders. The balance at August 31, 2004 and February 29, 2004 was $427,176. The notes are unsecured and due on demand. Interest is being charged at 8% on $340,000. The remaining amount is non-interest bearing.

5.                                       Notes Payable

At August 31, 2004, the Company has notes payable with two individuals totaling $325,000. The notes are unsecured and interest is being charged at 6%. One note for $225,000 is due June 1, 2005 and the other note for $100,000 is due February 15, 2005.

6.                                       Line of Credit

On August 18, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed, with an interest rate of 9%. The line of credit expires on August 17, 2005. At August 31, 2004, no amount has been used from the line of credit.

7.                                       Issuance of Common Stock

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

8.                                       Stock Options and Warrants

No options or warrants are outstanding to acquire the Company=s common stock.

9.                                       Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,700 and $800 has been reported in the statement of operations for the periods ended August 31, 2004 and 2003, respectively. The Company has loss carryforwards totaling $634,117 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2022. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

10.                                 Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $558,882 during the six months ended August 31, 2004 and accumulated losses of $2,403,395 since opening for business in 2000. The Company=s current liabilities exceed its current assets by $784,629 at August 31, 2004. These factors create an uncertainty as to the Company=s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Costs and Expenses

From PMW’s inception on May 15, 2000 through the end of the fiscal quarter ended August 31, 2004, the Company has funded the development of its products, including the development of its virtual studio and main website, through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders.  As of October 1, 2004, the Company had 25,512,500 shares of common stock issued and outstanding, 15,000,000 shares of which were issued in exchange for services by the Company’s management team.  The Company also entered into an unsecured promissory note with George Mainas, a shareholder, on August 30, 2000 for $340,000, bearing interest at 8% and is payable on demand.  As of October 1, 2004, the Company had an outstanding balance of $451,166, including accrued interest.  The proceeds of this note were used for general working capital.  Mr. Mainas has also agreed to pay various, unclassified business expenses from time to time on behalf of the Company, for which the Company agreed to reimburse him as soon as practicable. On December 31, 2003, the Company memorialized this agreement, including terms indicating that any expenses so paid would bear no interest, and would be payable on demand to Mr. Mainas.  The outstanding balance as of October 1, 2004 was $70,460.  The Company has also entered into a third unwritten, unsecured promissory note with Denis Schusterman, a shareholder, in May 2002 in exchange for payment of approximately $16,000 in general and administrative expenses.  This note is payable upon demand and bears no interest.  As of October 1, 2004, the outstanding balance was $16,715.

On June 1, 2004, the Company entered into a note for $225,000, bearing interest at 6%, and payable on demand.  The lender was Mike Wittlin, an employee, and the proceeds of this note were used for general working capital.  As of October 1, 2004, the outstanding balance was $229,195, including accrued interest.

On August 15, 2004, the Company entered into a promissory note with Mr. F. James McCarl, an unaffiliated third party.  The principal balance of this note was $100,000, bearing interest at 6%, and maturing on February 15, 2005.  The proceeds of this note were used for general working capital.

The Company had a net loss of $558,882 for the fiscal period ended August 31, 2004, and from March 3, 2000 (inception of Burnam) through August 31, 2004, the Company reported a cumulative net loss of $2,403,395.

The development of the Company’s main website virtual studio was conducted in conjunction with two companies: New Media Dimensions, Inc. and MMT Solutions.  On August 25, 2000, the Company entered into an agreement with MMT Solutions to begin the basic development of the virtual studio based upon the Company’s internally developed architecture, in exchange for two payments of $115,000, the first of which was made on September 6, 2000.  The development was not completed according to the terms of the Company’s agreement, and the Company terminated the agreement in November 2000, with no further payment to MMT.  The Company executed a letter of termination and release on June 2, 2003, and no further claims or obligations exist on the part of either party.  On August 8, 2003, the Company entered into an agreement with New Media Dimensions to complete the development of the Company’s virtual studio and the Company’s main website, and to act as host and server for the Company’s virtual studio and website.  The development of the virtual studio and main website, as well as software development, was completed January 1, 2004, for which New Media Dimensions received $70,000.  New Media Dimensions also received an additional $7,732 for the purchase of two Pentium-based server hosts and hardware.

The Company maintains an ongoing, month-to-month agreement with New Media Dimensions to maintain the Company’s virtual studio and main website and to act as host and server to the Company’s sites.  The terms of these ongoing services are described in the Company’s agreement dated August 8, 2003.  The Company pays $150 per month for New Media to serve as host, and an additional fee for enhancements, modifications and further development as needed.  These additional costs may range from $0 to $5,000 per month, depending on the Company’s requirements for each period.  This agreement may be terminated by either party upon receipt of 15 days’ notice.

On September 22, 2003, the Company entered into an agreement with Charles Sherman Public Relations to engage and manage public relations and the Company’s publicity needs. The Company has retained this firm on a monthly basis, for a fee of $2,000 per month.  This agreement may be terminated by either party upon 30-day notice.

The Company’s general monthly expenses are approximately $109,000.  These expenses include the following:  (1) rental and maintenance for its offices, which are approximately $4,000 per month, and (2) operating expenses which are approximately $105,000 in the aggregate, and include: salaries and travel reimbursement, approximately $10,000 per month for the continued maintenance and development its website and virtual studio, as well as the costs of its current offering.  The Company notes that its previous expenditures also included the one-time expense of $115,000 representing its initial web development costs.  The Company continues to expense its web development costs, which are $241,429 in the aggregate as of August 31, 2004, including the initial costs.  The Company believes this estimation is appropriate on a going-forward basis.

Revenue

The following projects are in progress, and expect to be the Company’s primary sources of revenue of the next twelve months.  To the extent that the Company has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On February 27, 2004 the Company entered into an agreement with Behind the Hedge Productions, Inc., an unaffiliated production company, to develop a budgeted script and treatment for a feature-length film in exchange for $50,000. $25,000 of this fee was received on March 1, 2004, as an advance payment for the Company’s script development.  The budgeted script and treatment to Behind the Hedge Productions was accepted on May 24, 2004, and the remaining $25,000 was received on that same date.  The script was developed internally, without additional fee to an independent screenwriter.  As the Company prepared this script development under contract, the Company currently does not have any ownership position in the script or in any revenue generated by the produced film.  The Company originally anticipated entering into a production agreement with Over the Hedge by August 30, 2004, with filming to be completed on location in Palm Beach, Florida.  However, due to the adverse weather conditions in South Florida for the past several months, the Company was unable to begin production on this film.  The social season for the Company’s proposed filming area begins on November 15, and no production permits will be granted until its close on March 31, 2005.  Accordingly, the Company does not anticipate beginning production on this film until the first quarter of 2005, and the Company has revised its production schedule to begin work on “Carpool Guy” rather than “Over the Hedge,” as described herein.  The Company expects the terms of this agreement to have a budget of approximately $450,000, and will grant Public Media some degree of equity ownership in exchange for a reduction of the Company’s production fee.  If the Company enters into this agreement, the Company intends to use an outsourced production studio, and anticipates realizing revenue from the Company’s producers’ fee upon commencing production.  If the Company gains some level of equity ownership in the project, the Company would realize any additional revenue in an amount and at a time which will be subject to any distribution agreement in effect with respect to this film.  The Company does not require any additional financing with respect to this project, as the Company does not owe any additional funds to complete the script development, and any costs paid with respect to the production of the film will be financed by Behind the Hedge Productions.

On September 11, 2003, the Company retained a screenwriter for $4,000 to draft the script for “Carpool Guy,” and received a completed first draft in February 2004.  Due to location conditions associated with the Company’s “Over the Hedge” production, on October 1, 2004, the Company determined that it would be beneficial to replace “Over the Hedge” with “Carpool Guy” on the Company’s production schedule.  Accordingly, on October 6, 2004, the Company completed the Company’s proposed budget and shooting schedule based upon a total budget of $300,000, and is currently seeking financing partners and financing structures for this film.  The Company has not entered into any agreements as of the date of this filing.  The Company intends to begin pre-production of “Carpool Guy,” including development and casting, in the third quarter of 2004, and has scheduled production for the first quarter of 2005.

On October 10, 2003, the Company entered into a co-production agreement with Stone-Stanley Productions to develop and sell the television production “The Ultimate 18.”  The Company and Stone-Stanley have been approaching actors, golf celebrities and sponsors for involvement in the show, according to the terms of the Company’s option agreement with Stone-Stanley.  As creators of the show, the Company owns 100% of the concept for this show.  However, in order to develop and produce this show, the Company granted 100% of its ownership to Stone-Stanley for a period of six months, which expired in April 2004 and was extended until November 2004. Should Stone-Stanley execute a production agreement with a network to produce and broadcast the show before the ownership grant expires, the Company will receive 50% ownership of the revenue generated by the produced and broadcast show.  Messrs. Szabo, Bernsen and Edwardes will be executive producers for “The Ultimate 18,” although none will receive additional compensation for this work.  Over the summer of 2004, the partnership of Stone-Stanley Productions was amicably dissolved.  The Company’s production is currently being delayed until all affairs of the partnership are settled.  The Company anticipates that the Company will form a new production agreement with identical terms with one of the former principals of Stone-Stanley, currently unidentified, although the Company has no agreements at the time of filing.  Once such an agreement is completed, the Company anticipates completing casting and beginning production shortly thereafter, at which point the Company will receive 50% of the revenue paid by the purchasing network, with the Company’s production partner receiving the other 50%.  As television networks are billed in advance of production, the Company does not anticipate additional financing requirements for this project.  Once the Company enters into an agreement with a network, the Company estimates that production will conclude approximately 90 days following the date of such agreement.

The Company has completed the script and has attached the actors under formal letters of intent for the film “3 Day Test.”  The Company anticipates entering pre-production for the Company’s film “3 Day Test” in the third quarter of 2004, and intends to begin filming in December 2004 and end filming in January 2005.  “3 Day Test” is wholly owned by the Company, and will require $1 million of additional financing in the fourth quarter of 2004, and $1.5 million of additional financing in the first quarter of 2005.  The Company intends to finance this project through the following methods, in order of priority:  (1) corporate sponsorship and product placement in the film, (2) pre-sales of the film through the virtual studio and foreign sales, (3) debt or equity financing in the film itself, and (4) debt or equity financing in the Company.  The Company does not have any agreements regarding sources for this financing at the time of this filing.  The Company will not proceed with this project until it has secured the additional financing.  The Company has 100% ownership of this film, and, once funded, anticipates generating revenue through Public Media’s producers’ fee, as well as the Company’s portion of box-office sales, retail sales, and sponsorship via the Company’s virtual studio.

On February 5, 2004, the Company entered into a five-year agreement with the American Basketball Association (ABA) to develop all filmed and digital entertainment products.  This includes movies, video games and television shows, among other things.  The first of these projects will be the film “The Action,” which was tentatively titled “The Shock” at the time of the agreement.  The Company contracted a screenwriter to draft the script for $4,000, and received the first full draft in April 2004.  The Company has begun developing the project by casting actors, identifying locations and commencing the budgeting and scheduling process.  The Company and the ABA have agreed to an estimated budget of $8 – 10 million for “The Action,” which all parties have agreed will be funded by the ABA or its affiliated parties on or prior to December 31, 2004 in order to commence production in the second quarter of 2005.  The Company has secured a letter of intent with Dennis Rodman, and is in the process of securing additional talent for the film.  The Company intends to use an outsourced production studio.  The Company has 100% ownership in this film, and may present the film to Regent under the terms of the Company’s distribution agreement, or may seek distribution through a major studio. On June 11, 2004, the Company submitted its proposed budget to the ABA based upon a total budget of $9.9 million.  Upon orchestration of the funding by ABA or its affiliates, both the Company and the ABA will jointly form a limited liability company for the purpose of funding and producing this film, the ownership of which will held by Public Media (90%) and the ABA (10%). The project will then be funded by a group of investors, which has not been identified as of the date of filing this report.  Upon receipt of funding, the investing group will receive 50% of the equity interest in the limited liability company, the ABA will retain their 10%, and the Company will retain the remaining 40% interest in the limited liability company.

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

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC.  Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal,” a reality-based competition show.  Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company will receive a production fee of $75,000 and 25% interest in NFPMW and the production.  The Company received $20,000 in revenue on August 26, 2004, and will receive the remaining $55,000 on or before the end of post-production, which the Company anticipates will be on or about November 18, 2004.  Once post-production is completed, NFPMW will market the production to various traditional television sources, including television and cable networks, both domestically and internationally.  If NFPMW finds a market for the production, it may enter into agreements regarding the production of future shows, which Public Media may or may not be commissioned to produce.

Liquidity

Based upon the costs and expenses indicated above, the Company currently have cash on hand, including amounts available but not yet drawn on the Company’s letter of credit, described below, to satisfy the Company’s total operating costs, continued development of the Company’s actual and potential revenue sources and the cost of its current offering until December 15, 2004.  On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation, to which Mr. Mainas, a shareholder, serves as Managing Director.  The nonrevolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005.  The proceeds of this line are anticipated to be used for general corporate purposes and working capital.  The outstanding balance on this account as of October 1, 2004 was $50,150, including accrued interest.

The Company anticipates raising additional funds through one or all of the following methods: a revolving credit facility, debt, convertible debt, or through the future sale of equity.  The Company has not entered into any other agreements or discussions, preliminary or otherwise, regarding any of these options.  None of the Company’s agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein.  Over the next twelve months, the Company does not anticipate significant changes in the number of the Company’s employees, nor does the Company anticipate the purchase or sale of any significant equipment.

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  Subsequently, four of Old Tucson Company’s shareholders invested in the Company, each and in the aggregate holding less than 5% ownership in the Company.  These shareholders, in the aggregate, represented a controlling interest in Old Tucson Company.  While beginning its due diligence, it came to the Company’s attention that Old Tucson Company did not have enough liquidity to continue operations during the term of the Company’s diligence, and no other avenues of immediate financing were available for Old Tucson Company.  While engaged in the letter of intent, the Company’s management determined that the cessation of a prospective acquisition’s operations, including attendant issues regarding lost opportunities and costs associated with restarting operations, was not in the best interests of the Company or its shareholders. Accordingly, on December 19, 2003, the Company loaned $125,000 to Old Tucson Company for operations.  The note to Old Tucson Company matured on June 20, 2004, and bears interest at 4%.  The outstanding balance on October 1, 2004 was $128,903, including accrued interest.  The note is secured by all of the shareholders’ stock in the Company.  As a result of the Company’s mutual shareholders, the Company’s loan to Old Tucson Company may have been deemed a loan to a related party.  However, during the course of the Company’s due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004, although the note still remains an account receivable for the Company.  The Company does not currently have any affiliation with any of the four shareholders or Old Tucson Company, although the shareholders still retain their equity interest in the Company.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

As of October 1, 2004, the Company had a current cash balance of $35,700.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (9)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (9)
4.1	Form of Stock Certificate (5)
10.1	Form of Letter of Intent for appearing talent (5)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (5)
10.3	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter

Soldinger, dated February 3, 2004 (5)
10.4	Distribution Agreement by and between Public Media Works, Inc. and Regent Entertainment, Inc., dated February 9, 2004 (8)
10.5	Distribution Agreement by and between Public Media Works, Inc. and OBN Holdings, Inc., dated February 20, 2004 (6)
10.6	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (6)
10.7	Amendment to Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated April 22, 2004 (6)
10.8	Agency Representative Agreement by and between Public Media Works, Inc. and U4oria, Inc., dated January 29, 2004 (6)
10.9	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (6)
10.10	Memorialized Agreement by and between Public Media Works, Inc. and Mr. George Mainas, dated December 31, 2003 (5)
10.11	Agreement by and between Public Media Works, Inc. and Behind the Hedge Productions, dated February 27, 2004 (6)
10.12	Agreement by and between Public Media Works, Inc. and the American Basketball Association, dated February 5, 2004 (5)
10.13	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (6)
10.14	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (6)
10.15	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (6)
10.16	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (5)
10.17	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (5)
10.18	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (6)
10.19	Promissory Note by and between Public Media Works, Inc. and Old Tucson Company, dated December 19, 2003 (6)
10.20	Letter of Intent by and between Public Media Works, Inc. and Old Tucson Company, dated December 8, 2003 (6)
10.21	Agreement by and between Public Media Works, Inc. and Mike Wittlin, dated June 1, 2004 (7)
10.22	Agreement and letter of credit by and between Public Media Works, Inc. and George Mainas, dated August 18, 2004 (9)
10.23	Agreement by and between Public Media Works, Inc. and F. James McCarl, dated August 15, 2004
10.24	Joint Venture and Production Agreement by and between Neon DVD, Inc., Public Media Works, Inc. and Familian Productions, LLC, dated August 17, 2004
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)                                  Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No.: 0-29901).

(2)                                  Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)                                  Incorporated by reference from the Company’s Form 8-K, as filed on April 14, 2004.

(4)                                  [intentionally omitted]

(5)                                  Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004.

(6)                                  Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.

(7)                                  Incorporated by reference from Amendment No. 1 to the Company’s quarterly report on Form 10-QSB, as filed August 25, 2004.

(8)                                  Schedules are incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.

(9)                                  Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.

(b)                                 Reports on Form 8-K

The Company did not file any reports on Form 8-K for the period ended August 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 14, 2004	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman