Form 10QSB
period 2004-11-30
PUBLIC MEDIA WORKS INC
filed 2005-01-14
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

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

818-904-9029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  25,512,500 shares of common stock issued and outstanding as of January 12, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes ☐   No ☒

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2004

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

CONSOLIDATED BALANCE SHEETS

	November 30, 2004	February 29, 2004
Assets

Current Assets:
Cash	$1,360	$12,200
Accounts receivable	1,800	—
Note receivable, related party	125,000	125,000
Prepaid expenses	—	1,154
Interest receivable	4,736	986
Stock subscriptions receivable	—	155,000
Receivable, officers and directors	—	65,000
Total current assets	132,896	359,340
Property and Equipment:
Furniture and leasehold improvements	20,649	20,649
Computers and office equipment	54,836	54,443
	75,485	75,092
Less: accumulated depreciation	47,846	38,846
	27,639	36,246
Other Assets:
Film development costs	8,000	5,500
Total Assets	$168,535	$401,086
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$188,874	$65,719
Accrued interest	8,382	—
Accrued interest, stockholders	116,722	95,299
Note payable, line of credit, related party	50,000	—
Notes payable, stockholders	427,176	427,176
Notes payable	349,000	—
Total current liabilities	1,140,154	588,194
Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,512,500 and 25,512,500 issued and outstanding	2,551	2,551
Additional paid-in capital	1,654,854	1,654,854
Deficit accumulated during the development stage	(2,629,024)	(1,844,513)
Total Stockholders’ Equity	(971,619)	(187,108)
Total Liabilities and Stockholders’ Equity	$168,535	$401,086

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the	For the
	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2004	2003

Revenues, net	$65,000	$—
Cost of film development	58,672	—

Gross profit	6,328	—

Operating Expenses:
Advertising and promotion	6,540	—
Auto expenses	—	395
Health insurance	2,706	—
Professional fees	39,750	6,179
Office expenses	1,995	7,064
Rent	2,700	2,700
Salaries	90,000	100,000
Payroll taxes	2,675	—
Telephone and utilities	4,218	2,805
Consulting costs	10,237	19,619
Web site development costs	36,056	40,000
Depreciation	3,000	3,465
Travel and entertainment	14,696	27,942
Other	5,696	7,120

Total operating expenses	220,269	217,289

Operating loss	(213,941)	(217,289)

Other income (expense):
Interest income	1,250	—
Interest expense	(12,938)	(6,945)

Total other income (expense)	(11,688)	(6,945)

Loss before income taxes	(225,629)	(224,234)

Provision for income taxes	—	—

Net loss	$(225,629)	$(224,234)

Net loss per share	$(.01)	$(.01)

The accompanying notes are an integral part of the financial statements.

			For the Period
	For the	For the	March 3, 2000
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	November 30,	November 30,	November 30,
	2004	2003	2004
Revenues, net	$135,000	$—	$135,000
Cost of film development	58,672	—	58,672
Gross profit	76,328	—	76,328

Operating Expenses:
Advertising and promotion	22,545	217	39,700
Auto expenses	18,193	27,815	57,190
Insurance	6,765	—	17,326
Professional fees	120,086	22,115	190,309
Investor relations	20,000	—	20,000
Listing fees	5,500	—	5,500
Office expenses	6,764	13,411	76,620
Rent	8,354	9,900	36,724
Salaries	377,727	282,500	1,103,206
Payroll taxes	26,327	13,334	55,432
Telephone and utilities	13,010	6,002	39,679
Consulting costs	32,680	42,019	239,164
Web site development costs	40,741	40,000	277,485
Depreciation	9,000	11,150	51,510
Travel and entertainment	107,181	71,988	284,332
Other	18,211	14,448	76,976
Total operating expenses	833,084	554,899	2,571,153
Operating loss	(756,756)	(554,899)	(2,494,825)

Other income (expense):
Loss on disposal of fixed assets	—	—	(6,901)
Interest income	3,750	—	5,385
Interest expense	(29,805)	(25,078)	(126,983)
Total other income (expense)	(26,055)	(25,078)	(128,499)

Loss before income taxes	(782,811)	(579,977)	(2,623,324)

Provision for income taxes	1,700	—	5,700

Net loss	$(784,511)	$(579,977)	$(2,629,024)

Net loss per share	$(.03)	$(.05)	$(.25)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 30, 2004	For the Nine Months Ended November 30, 2003	For the Period March 3, 2000 (Inception) Through November 30, 2004
Cash flows from operating activities:
Net loss	$(784,511)	$(579,977)	$(2,629,024)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	—	17,324	84,040
Loss on disposal of fixed assets	—	—	6,901
Depreciation	9,000	11,150	51,510
Contributions from stockholders	—	210	55,515
Common stock issued for services	—	—	318,000
Decrease in shareholder receivable	65,000	—	—
Increase in accounts receivable	(1,800)	—	(1,800)
Increase in prepaid expenses and interest receivable	(2,596)	(2,816)	(4,736)
Increase in accounts payable and accrued expenses	152,960	25,850	313,978

Net cash used by operating activities:	(561,947)	(528,259)	(1,805,616)

Cash flows from investing activities:
Cash loaned to related party	—	(13,709)	(125,000)
Purchase of property and equipment	(393)	(17,742)	(86,051)
Film development costs capitalized	(2,500)	—	(8,000)

Net cash used by investing activities	$(2,893)	$(31,451)	$(219,051)

The accompanying notes are an integral part of the financial statements.

	For the Nine Months Ended November 30, 2004	For the Nine Months Ended November 30, 2003	For the Period March 3, 2000 (Inception) Through November 30, 2004
Cash flows from financing activities:
Issuance of common stock	$155,000	$635,000	$1,166,500
Cash contributed by stockholders	—	2,000	117,390
Proceeds from related party borrowings	50,000	—	443,137
Proceeds from short-term borrowings	349,000	—	349,000
Repayment of related party borrowings	—	(50,000)	(50,000)

Net cash provided by financing activities	554,000	587,000	2,026,027

Net increase (decrease) in cash	(10,840)	27,290	1,360

Cash, beginning of period	12,200	—	—

Cash, end of period	$1,360	$27,290	$1,360

Interest paid	$—	$145	$1,879

Income taxes paid	$4,100	$1,600	$5,700

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY
(A Development Stage Company)
(Formerly Burnam Management, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Summary of Business and Significant Accounting Policies

a.                                       Summary of Business

Burnam Management, Inc. was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was formed to seek business opportunities. On August 30, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The Company plans to utilize the concept of interactive marketing. Interactive marketing is a new method to market, promote and produce films. The new marketing method will pre sell product placement in films to help fund production costs in the initial stages. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company. The Company’s name has been changed to Public Media Works, Inc.

The Company has not commenced principal operations and is considered a ‘‘Development Stage Company” as defined by the Financial Accounting Standards Board Statement No. 7.

b.                                      Principles of Consolidation

The consolidated financial statements contain the accounts of the company and its wholly-owned subsidiary. All significant inter company balances and transactions have been eliminated.

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

e.                                       Revenue Recognition

Revenue is recognized on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling movie scripts and producing movies and television shows. Revenue is recognized in accordance with the provisions of Statement of Position 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized only after all of the following conditions are met.

1.               Persuasive evidence of a sale or licensing arrangement with a customer exists.

2.               The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

3.               The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

4.               The arrangement fee is fixed or determinable.

5.               Collection of the arrangement fee is reasonably assured.

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

2.                                       Revenues

For the nine months ended November 30, 2004, the Company has recognized $135,000 of revenue. $50,000 was earned for writing a movie script in March 2004 called “Over the Hedge”. $75,000 was earned for producing a pilot for a potential television reality show. $10,000 was earned in producing a film called the “Car Pool Guy”.

3.                                       Note Receivable, Related Party

On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by a stockholder of Public Media Works, Inc. The note receivable matures on June 20, 2004 and bears interest at 4%. The Company is currently in the process of negotiating an extension of the note. The note is secured by the stockholder’s stock in Public Media Works, Inc. Interest income related to the note was $3,750 and $986 for the nine months ended November 30, 2004 and year ended February 29, 2004, respectively.

4.                                       Film Development Costs

At November 30, 2004 and February 29, 2004, the Company has capitalized $8,000 and $5,500, respectively, for the purchase of two original screenplays. The Company intends to develop the screenplays into feature films within the next three years.

5.                                       Notes Payable, Stockholders

The Company has notes payable with two stockholders. The balance at November 30, 2004 and February 29, 2004 was $427,176. The notes are unsecured and due on demand. Interest is being charged at 8% on $340,000. The remaining amount is non-interest bearing.

6.                                       Notes Payable

At November 30, 2004, the Company has notes payable with three individuals totaling $349,000. The notes are unsecured and interest is being charged at 6%. One note for $225,000 is due June 1, 2005, one note for $100,000 is due February 15, 2005, and the last note for $24,000 is due October 1, 2005.

7.                                       Related Party Line of Credit

On August 18, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed, with an interest rate of 9%. The line of credit expires on August 17, 2005. At November 30, 2004, the outstanding balance is $50,000. Subsequent to November 30, 2004, an additional $37,500 was drawn down by the Company for working capital needs.

8.                                       Issuance of Common Stock

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

9.                                       Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

10.                                 Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,700 and $-0- has been reported in the statement of operations for the periods ended November 30, 2004 and 2003, respectively. The Company has loss carry forwards totaling $1,309,049 that may be offset against future federal income taxes. If not used, the carry forwards will expire between 2020 and 2023. Due to the Company being in the development stage and incurring net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

11.                                 Operating Deficits

As shown in the accompanying financial statements, the Company incurred a net loss of $784,511 during the nine months ended November 30, 2004 and accumulated losses of $2,629,024 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,007,258 at November 30, 2004. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Plan of Operation

Public Media Works, Inc. was a privately-held company until August 30, 2003.  In order to maintain clarity, references to Public Media Works prior to the reverse merger effected August 30, 2003 will be indicated as “PMW.”  References to “Public Media Works, Inc.,” “Public Media,” “the Company,” etc. collectively refer to the Company immediately following the merger and currently.  All references to fiscal quarters and fiscal years refer to the Company’s fiscal quarters and fiscal years, based upon its fiscal year end of February 28 or 29.

Costs and Expenses

From PMW’s inception on May 15, 2000 through the end of the fiscal quarter ended November 30, 2004, the Company has funded the development of its products, including the development of its virtual studio and main website, through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders.  As of December 15, 2004, the Company had 25,512,500 shares of common stock issued and outstanding, 15,000,000 shares of which were issued in exchange for services by the Company’s management team.  The Company also entered into an unsecured promissory note with George Mainas, a shareholder, on August 30, 2000 for $340,000, bearing interest at 8% and is payable on demand.  As of December 15, 2004, the Company had an outstanding balance of $456,832, including accrued interest.  The proceeds of this note were used for general working capital.  Mr. Mainas has also agreed to pay various, unclassified business expenses from time to time on behalf of the Company, for which the Company agreed to reimburse him as soon as practicable. On December 31, 2003, the Company memorialized this agreement, including terms indicating that any expenses so paid would bear no interest, and would be payable on demand to Mr. Mainas.  The outstanding balance as of December 15, 2004 was $70,460.   The Company has also entered into a third unwritten, unsecured promissory note with Denis Shusterman, a shareholder, in May 2002 in exchange for payment of $16,715 in general and administrative expenses.  This note is payable upon demand and bears no interest.  As of December 15, 2004, the outstanding balance was $16,715.

On June 1, 2004, the Company entered into a note for $225,000, bearing interest at 6%, and maturing on June 1, 2005.  The lender was Mike Wittlin, an employee, and the proceeds of this note were used for general working capital.   As of December 15, 2004, the outstanding balance was $232,008, including accrued interest.

On August 15, 2004, the Company entered into a promissory note with Mr. F. James McCarl, an unaffiliated third party.  The principal balance of this note was $100,000, bearing interest at 6%, and maturing on February 15, 2005.  The proceeds of this note were used for general working capital.  On December 15, 2004, the outstanding balance was $101,947, including accrued interest.

On October 1, 2004, the Company entered into an unsecured promissory note with Eric and Sharon Pearlman, an unaffiliated third party.  The principal balance of this note was $24,000, bearing interest at 6%, and maturing on October 1, 2005.  The proceeds of this note were used for general working capital.  On December 15, 2004, the outstanding balance was $24,300, including accrued interest.

The Company had a net loss of $784,511 for the nine-month period ended November 30, 2004, a net loss of $225,629 three-month period ended November 30, 2004, and from March 3, 2000 (inception of Burnam) through November 30, 2004, the Company reported a cumulative net loss of $2,629,024.

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

The Company’s general monthly expenses are approximately $109,000.  These expenses include the following:  (1) rental and maintenance for its offices, which are approximately $4,000 per month, and (2) operating expenses which are approximately $105,000 in the aggregate, and include: salaries and travel reimbursement, approximately $10,000 per month for the continued maintenance and development its website and virtual studio, as well as the costs of its current offering.  The Company notes that its previous expenditures also included the one-time expense of $115,000 representing its initial web development costs.  The Company continues to expense its web development costs, which were $282,485 in the aggregate as of December 15, 2004, including the initial costs.  The Company believes this estimation is appropriate on a going-forward basis.  The Company notes that its officers and directors verbally agreed to reduce the Company’s current expenditures by refusing salaries from September 1, 2004 until January 12, 2005.  The unpaid salaries accrued without interest, and will be repaid in fourth quarter of this fiscal year.

Revenue

The following projects are in progress, and expect to be the Company’s primary sources of revenue of the next twelve months.  To the extent that the Company has estimated budgeting and production dates, the timing and amounts indicated may be subject to change.

On February 27, 2004 the Company entered into an agreement with Behind the Hedge Productions, Inc., an unaffiliated production company, to develop a budgeted script and treatment for a feature-length film in exchange for $50,000. $25,000 of this fee was received on March 1, 2004, as an advance payment for the Company’s script development.  The budgeted script and treatment to Behind the Hedge Productions was accepted on May 24, 2004, and the remaining $25,000 was received on that same date.  The script was developed internally, without additional fee to an independent screenwriter.  As the Company prepared this script development under contract, the Company currently does not have any ownership position in the script or in any revenue generated by the produced film.  The Company originally anticipated entering into a production agreement with Over the Hedge by August 30, 2004, with filming to be completed on location in Palm Beach, Florida.  However, due to the adverse weather conditions in South Florida for the past several months, the Company was unable to begin production on this film.  A restricted period commonly referred to as “the social season” began for the Company’s proposed filming area on November 15, 2004, and no production permits will be granted by the city until its close on March 31, 2005.  Accordingly, the Company does not yet have an agreement to produce this film, and, in any event, does not anticipate beginning production on this film until the first quarter of 2005.  The Company has revised its production schedule, including final production agreement and shooting schedule, to reflect current conditions, replacing “Carpool Guy” for “Over the Hedge” in the production schedule as described herein.  The Company expects the terms of this agreement to have a budget of approximately $450,000, and will grant Public Media some degree of equity ownership in exchange for a reduction of the Company’s production fee.  If the Company enters into this agreement, the Company intends to use an outsourced production studio, and anticipates realizing revenue from the Company’s producers’ fee upon commencing production.  If the Company gains some level of equity ownership in the project, the Company would realize any additional revenue in an amount and at a time which will be subject to any distribution agreement in effect with respect to this film.  The Company does not require any additional financing with respect to this project, as the Company does not owe any additional funds to complete the script development, and any costs paid with respect to the production of the film will be financed by Behind the Hedge Productions.

On September 11, 2003, the Company retained a screenwriter for $4,000 to draft the script for “Carpool Guy,” and received a completed first draft in February 2004.  Due to location conditions associated with the Company’s “Over the Hedge” production, on October 1, 2004, described above, the Company determined that it would be beneficial to replace “Over the Hedge” with “Carpool Guy” on the Company’s production schedule.  Accordingly, on October 6, 2004, the Company completed its proposed budget and shooting schedule based upon a total budget of $300,000, which was secured on October 15, 2004.  Pursuant to the terms of the agreement, the Company’s financing partner, Carpool Guy Partners, LLC, owns 55% of the final production, and the Company owns 45%.  As the Company was required to conduct a complex financing arrangement during the course of filing a public offering, it had limited financing options and was unable to extend its pool of potential financial sources.  Accordingly, two of the principals of Carpool Guy Partners, LLC are Mr. Thomas Szabo, the Company’s Chief Executive Officer, and Mr. Mike Wittlin, an employee, each of whom owns 33% of the LLC.  The Company conducted pre-production of “Carpool Guy,” including development and casting, in the third quarter of 2004, commenced production on November 20, 2004, and anticipates completing production in February 2005.  The Company anticipates this film being available for distribution during the second quarter of 2005, and does not have a predetermined venue of distribution as of the time of this filing.

On October 10, 2003, the Company entered into a co-production agreement with Stone-Stanley Productions to develop and sell the celebrity golf television production “The Ultimate 18.”  The Company and Stone-Stanley have been approaching actors, golf celebrities and sponsors for involvement in the show, according to the terms of the Company’s option agreement with Stone-Stanley.  As creators of the show, the Company owns 100% of the concept for this show.  However, in order to develop and produce this show, the Company granted 100% of its ownership to Stone-Stanley for a period of six months, which expired in April 2004 and was extended until November 2004. Should Stone-Stanley execute a production agreement with a network to produce and broadcast the show before the ownership grant expires, the Company will receive 50% ownership of the revenue generated by the produced and broadcast show.  Messrs. Szabo, Bernsen and Edwardes will be executive producers for “The Ultimate 18,” although none will receive additional compensation for this work.  Over the summer of 2004, the partnership of Stone-Stanley Productions was amicably dissolved.  The Company’s production is currently being delayed until all affairs of the partnership are settled.  The Company has no production agreements at the time of filing.  Once such an agreement is completed, the Company anticipates completing casting and beginning production shortly thereafter, at which point the Company will receive 50% of the revenue paid by the purchasing network, with the Company’s production partner receiving the other 50%.  As television networks are billed in advance of production, the Company does not anticipate additional financing requirements for this project.  Once the Company enters into an agreement with a network, the Company estimates that production will conclude approximately 90 days following the date of such agreement.

The Company has completed the script and has attached the actors under formal letters of intent for the film “3 Day Test.”  The Company entered into pre-production for its feature-length film “3 Day Test” in the third quarter of 2004, and intends to begin filming in April 2005 and end filming in June 2005.  “3 Day Test” is wholly owned by the Company, and will require $1 million of additional financing in the fourth quarter of 2004, and $1.5 million of additional financing in the first quarter of 2005.  The Company intends to finance this project through the following methods, in order of priority:  (1) corporate sponsorship and product placement in the film, (2) pre-sales of the film through the virtual studio and foreign sales, (3) debt or equity financing in the film itself, and (4) debt or equity financing in the Company.  The Company does not have any agreements regarding sources for this financing at the time of this filing.  The Company will not proceed with this project until it has secured the additional financing.  The Company has 100% ownership of this film, and, once funded, anticipates generating revenue through Public Media’s producers’ fee, as well as the Company’s portion of box-office sales, retail sales, and sponsorship via the Company’s virtual studio.

On February 5, 2004, the Company entered into a five-year agreement with the American Basketball Association (ABA) to develop all filmed and digital entertainment products.  This includes movies, video games and television shows, among other things.  The first of these projects will be the film “The Action,” which was tentatively titled “The Shock” at the time of the agreement.  The Company contracted a screenwriter to draft the script for $4,000, and received the first full draft in April 2004.  The Company has begun developing the project by casting actors, identifying locations and commencing the budgeting and scheduling process.  The Company and the ABA have agreed to an estimated budget of $8 – 10 million for “The Action,” which all parties have agreed will be funded by the ABA or its affiliated parties on or prior to June 30, 2005 in order to commence production in the fourth quarter of 2005.  The Company has secured a letter of intent with Dennis Rodman, and is in the process of securing additional talent for the film.  The Company intends to use an outsourced production studio.  The Company has 100% ownership in this film, and may present the film to Regent Entertainment, Inc. pursuant to the terms of the Company’s distribution agreement, described herein, or may seek distribution through a major studio. On June 11, 2004, the Company submitted its proposed budget to the ABA based upon a total budget of $9.9 million.  Upon orchestration of the funding by ABA or its affiliates, both the Company and the ABA will jointly form a limited liability company for the purpose of funding and producing this film, the ownership of which will held by Public Media (90%) and the ABA (10%). The project will then be funded by a group of investors, which has not been identified as of the date of filing this report.  Upon receipt of funding, the investing group will receive 50% of the equity interest in the limited liability company, the ABA will retain their 10%, which is non-dilutable, and the Company will retain the remaining 40% interest in the limited liability company.

In addition, the ABA has granted the Company a license to be the exclusive producer of all filmed and digital entertainment products, fact or fiction, to include motion picture, documentary, TV series, special features and electronic games until February 5, 2009, for which the Company will pay the ABA 10% of any revenues received.  In addition, the Company may extend its sponsorship into the ABA as a league, rather than this one specific movie, for which the Company will receive a fee of 30% of any funds or “in-kind” products that it brings to the ABA.  Moreover, in exchange for a license fee $100, the Company has the right to create an ABA league team based upon the fictional team created in “The Action.”

On February 9, 2004, the Company entered into a distribution agreement with Regent Entertainment, Inc. to distribute three of its films to theaters and/or in retail form (such as DVD or VHS videocassette) worldwide, each of which must have a production budget over $1 million.  For each proposed film that is accepted for distribution, Regent must secure pre-sold revenues in varying amounts from various European territories. For each film distributed in this manner, the Company agrees to pay a fee equal to 25% of its gross revenues for each film, as well as marketing expenses up to $100,000 per film.  This agreement expires in December 31, 2005. Although the Company has not yet formally presented any films for distribution, the Company anticipates presenting one or more films for distribution in the next six months.

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

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC.  Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal,” a reality-based competition show.   Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company received a production fee of $75,000 and 25% interest in NFPMW and the production.  The Company received $20,000 in revenue on August 26, 2004, and received the remaining $55,000 on or about November 19, 2004.  The Company completed post-production, and delivered the final product to NFPMW on or about December 6, 2004.  NFPMW will market the production to various traditional television sources, including television and cable networks, both domestically and internationally.  If NFPMW finds a market for the production, it may enter into agreements regarding the production of future shows, which Public Media may or may not be commissioned to produce.

Liquidity

Based upon the costs and expenses indicated above, the Company currently has cash on hand, including amounts available but not yet drawn on the Company’s letter of credit, described below, to satisfy the Company’s total operating costs, continued development of the Company’s actual and potential revenue sources and the cost of its recently completed offering until January 15, 2005.  On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation, to which Mr. Mainas, a shareholder, serves as Managing Director.  The nonrevolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005.  The proceeds of this line are anticipated to be used for general corporate purposes and working capital.  The outstanding balance on this account as of December 15, 2004 was $88,831, including accrued interest.

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

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company in Tucson, Arizona.  Subsequently, four of Old Tucson Company’s shareholders invested in the Company, each and in the aggregate holding less than 5% ownership in the Company.  These shareholders, in the aggregate, represented a controlling interest in Old Tucson Company.  While beginning its due diligence, it came to the Company’s attention that Old Tucson Company did not have enough liquidity to continue operations during the term of the Company’s diligence, and no other avenues of immediate financing were available for Old Tucson Company.  While engaged in the letter of intent, the Company’s management determined that the cessation of a prospective acquisition’s operations, including attendant issues regarding lost opportunities and costs associated with restarting operations, was not in the best interests of the Company or its shareholders. Accordingly, on December 23, 2003, the Company loaned $125,000 to Old Tucson Company for operations.  The note to Old Tucson Company matured on June 20, 2004, and bears interest at 4%.  The outstanding balance on December 15, 2004 was $129,944, including accrued interest.   The note is secured by all of the shareholders’ stock in the Company.  As a result of the Company’s mutual shareholders, the Company’s loan to Old Tucson Company may have been deemed a loan to a related party.  However, during the course of the Company’s due diligence, the Company elected not to pursue this option, and the letter of intent expired unexercised on January 15, 2004, although the note still remains an account receivable for the Company.  The Company does not currently have any affiliation with any of the four shareholders or Old Tucson Company, although the shareholders still retain their equity interest in the Company.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

As of December 15, 2004, the Company had a current cash balance of $7,000.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (9)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (9)
4.1	Form of Stock Certificate (5)
5.1	Opinion by David B. Stockard, Attorney at Law (5)
10.1	Form of Letter of Intent for appearing talent (5)
10.2	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated September 11, 2003 (5)
10.3	Writers Agreement by and between Public Media Works, Inc. and Mr. Peter Soldinger, dated February 3, 2004 (5)
10.4	Distribution Agreement by and between Public Media Works, Inc. and Regent Entertainment, Inc., dated February 9, 2004 (8)
10.5	Distribution Agreement by and between Public Media Works, Inc. and OBN Holdings, Inc., dated February 20, 2004 (6)
10.6	Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated October 10, 2003 (6)
10.7	Amendment to Agreement by and between Public Media Works, Inc. and Stone-Stanley Productions, dated April 22, 2004 (6)
10.8	Agency Representative Agreement by and between Public Media Works, Inc. and U4oria, Inc., dated January 29, 2004 (6)
10.9	Promissory Note by and between Public Media Works, Inc. and Mr. George Mainas, dated August 30, 2000 (6)
10.10	Memorialized Agreement by and between Public Media Works, Inc. and Mr. George Mainas, dated December 31, 2003 (5)
10.11	Agreement by and between Public Media Works, Inc. and Behind the Hedge Productions, dated February 27, 2004 (6)
10.12	Agreement by and between Public Media Works, Inc. and the American Basketball Association, dated February 5, 2004 (5)

10.13	Agreement by and between Public Media Works, Inc. and MMT Solutions, dated August 25, 2000 (6)
10.14	Letter of Termination and Release by and between Public Media Works, Inc. and MMT Solutions, dated June 2, 2003 (6)
10.15	Agreement by and between Public Media Works, Inc. and New Media Dimensions, Inc., dated August 8, 2003 (6)
10.16	Affiliation Agreement by and between Public Media Works, Inc. and Amazon.com, Inc., dated May 14, 2002 (5)
10.17	Affiliation Agreement by and between Public Media Works, Inc. and Allposters.com, Inc., dated May 14, 2002 (5)
10.18	Agreement by and between Public Media Works, Inc. and Charles Sherman Public Relations, dated September 22, 2003 (6)
10.19	Promissory Note by and between Public Media Works, Inc. and Old Tucson Company, dated December 19, 2003 (6)
10.20	Letter of Intent by and between Public Media Works, Inc. and Old Tucson Company, dated December 8, 2003 (6)
10.21	Agreement by and between Public Media Works, Inc. and Mike Wittlin, dated June 1, 2004 (7)
10.22	Agreement and letter of credit by and between Public Media Works, Inc. and George Mainas, dated August 18, 2004 (9)
10.23	Agreement by and between Public Media Works, Inc. and F. James McCarl, dated August 15, 2004 (10)
10.24	Joint Venture and Production Agreement by and between Neon DVD, Inc., Public Media Works, Inc. and Familian Productions, LLC, dated August 17, 2004 (10)
10.25	NFPMW, LLC Articles of Organization (11)
10.26	Exclusive Production Agreement by and between Public Media Works, Inc. and Carpool Guy Partners, LLC dated October 15, 2004 (11)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)	Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No.: 0-29901).
(2)	Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.
(3)	[Intentionally omitted]
(4)	[Intentionally omitted]
(5)	Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004.
(6)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.
(7)	Incorporated by reference from Amendment No. 1 to the Company’s quarterly report on Form 10-QSB, as filed August 25, 2004.

(8)	Schedules are incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.
(9)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.
(10)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended August 31, 2004, as filed on October 15, 2004.
(11)	Incorporated by reference from Amendment No. 5 to the Company’s Form SB-2, as filed January 4, 2005.

(b)           Reports on Form 8-K

The Company did not file any reports on Form 8-K for the period ended August 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: January 12, 2005	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman