Form 10KSB
period 2005-02-28
PUBLIC MEDIA WORKS INC
filed 2005-06-15
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended February 28, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street Van Nuys, California 91411
(Address and telephone number of principal executive offices)

818-904-9029
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Issuer’s revenues for the fiscal year ending February 28, 2005 were $125,000.

The aggregate market value of voting common shares held by non-affiliates of the issuer was $6,386,875 as of May 31, 2005 (computed by reference to closing price of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board ($.55), times the number of voting common shares held by non-affiliates (11,612,500), without regard to derivative securities holdings).

There were 26,652,500 shares outstanding of the issuer’s Common Stock as of May 31, 2005.

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

Factors that might cause such a difference include, but are not limited to, those discussed in the section of this report titled “Item 6. Management’s Discussion and Analysis and Plan of Operations”. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Please refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

ITEM 1.                                                     DESCRIPTION OF BUSINESS

Overview

The Company is engaged in the development, production, marketing and distribution of “tailor made” entertainment for specifically targeted, fan based audiences.  This entertainment currently includes film and television, and may include music, theater and sports in the future.  By targeting these dedicated consumers, the Company believes it can streamline the development, production, marketing and distribution processes, which will significantly reduce project costs.  The Company also believes that targeting a specific fan-base will create unique opportunities to market and distribute the projects and related merchandise, provide a mechanism for audience input, and enhance the Company’s ability to develop sponsorship relationships, all of which are expected to increase project revenues.

Development

The Company develops each project for a specific fan base.  For example, with its first feature film “Carpool Guy,” which is expected to be released in late Summer 2005, the Company has targeted the dedicated, worldwide fan base of daytime Soap Operas.  There are an estimated 300,000,000 people who watch U.S. Soap Operas daily.  With such a large target audience, the Company believes it only needs to tap into a fraction of this audience base for the film to be commercially successful.  The Company’s first television project in development, “Fastest Car in America,” is targeted to the audience of NASCAR fans.  There are estimated to be over 75,000,000 Americans who tune into a variety of NASCAR programming each year.  The Company is developing other projects aimed at Star Trek fans, horror movie fans, and specific game and team related sports fans. Other groups being considered by the Company are Western movie fans and the audience for Christian and faith-based entertainment.

Production

As each project moves from development into production, the Company believes it can draw directly from the pool of talent working in that genre.  For example, “Carpool Guy” featured nine top daytime stars in the ensemble cast.  This is expected to draw immediate support of that “Soap Opera” fan base, as well as the associated media outlets.  Also, the commercial success of “Carpool Guy” would be expected to lead to interest among Soap Opera fans to see additional movies featuring Soap Opera stars, and continued interest among Soap Opera stars to work in such films.

Marketing

By identifying the target audience for each project, the Company is able to engage that consumer from project inception.  This engagement is expected to occur in two ways.  First, the Company intends to create an interactive website for each individual project.  This will allow the fans to have full access to the production of the projects, including rare “behind the scenes” privileges.  In the case of a film or television show, these privileges are expected to include access to the script, early screenings and samplings of material shots or recordings, and frequent updates on the production in “real time.”  These privileges may also include allowing the audience to have input into the production process through online voting.  Such voting may include the selection of an actor, or the placement of sponsored products into the film.

The second aspect of the marketing strategy involves creating alliances with the media outlets that serve the targeted fan-base.  For example, in the case of “Carpool Guy,” the Company has developed relationships with audience specific media, including Soap Opera Digest and Soap Opera Weekly.  These media outlets  reach a weekly audience of approximately one million consumers in the films target demographic. The Company has also developed relationships with Soap Net, the cable channel for Soap Fans, and SoapCity.com, one of the largest Internet outlets targeting Soap fans.  These relationships allow the Company to begin directing the attention of the fans to the project early in the development and production process.  The Company believes that this approach will give the targeted audience a vested and ongoing interest in each project, and increase the likelihood they will then purchase the final product and related merchandise.

Distribution

After identifying the consumer from project inception, selecting talent intended to attract those consumers, and offering rare fan privileges to create a vested interest in each project, the Company then plans to sell the final products directly to the consumers that have been involved throughout the process.  These final products would include DVDs and CDs, as well as project related merchandise such as scripts, clothing and set-related items.  The direct sales are anticipated to be completed through the project website, infomercials, and mass retailers. For example, with “Carpool Guy”, consumers may go to www.carpoolguy.com to purchase advance copies of the movie, and movie related merchandise such as clothing or a directors chair, as well as provide input as to the selection of the official movie poster for the film.  As the Company produces additional projects, and further refines the website associated with each project, it is anticipated that there will be more opportunities for fan interaction at earlier stages in the process.

The Company also intends to utilize traditional theatrical and television distribution. The Company believes its ability to create cost savings and drive the targeted audience to a theater or television set is greatly enhance by the relationships developed with the audience throughout the production process.

In February 2004 the Company entered into an agreement with Regent Entertainment (‘Regent”) to distribute three of the Company’s films to theaters and/or in retail form (such as DVD or VHS videocassette) worldwide, each of which must have a production budget over $1 million.  The agreement provides that for each proposed film that is accepted for distribution, Regent must secure pre-sold revenues in varying amounts from various European territories. Under the terms of the agreement, for each film distributed in this manner, the Company will pay a fee equal to 25% of its gross revenues for each film, as well as marketing expenses, up to $100,000 per film.  This agreement expires on December 31, 2005.  The Company has not yet formally presented any films to Regent for distribution.

In May 2005 the Company entered into a licensing and distribution agreement with L.A. Ideas for the marketing and distribution of its first film, “Carpool Guy.”  Under the terms of the agreement, L.A. Ideas has certain rights to market and distribute the film in exchange for a share of the revenue.

In February 2004 the Company entered into a distribution agreement with OBN Holdings (“OBN”).  OBN conducts television distribution via its subsidiary, Omni Broadcasting.  OBN is a national television network with one owned station and 115 independent broadcast and cable affiliates throughout the United States.  OBN airs both created and licensed content.   The Company’s agreement with OBN provides that OBN will provide free airtime in exchange for 50% of the revenue generated by sponsors advertising on its broadcast shows.  Under the terms of the Agreement, the Company has agreed to provide six feature-length films, one hour-long dramatic series, and one half-hour situation comedy.  For every Company developed television program accepted by OBN, OBN will distribute the programs to approximately 40,000,000 households, representing approximately 38% of this market.

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

Feature Film and Television Projects

As of the date of this report, the Company is in various stages of development on numerous film and television projects.  A summary table of the Company’s film and television projects as of the date of this report is below.  The anticipated release dates are subject to change due to a variety of factors, including the Company’s ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; the Company’s ability to secure appropriate sets and locations; the Company’s ability to secure suitable outlets for the release of the film; and the Company’s election to change its production schedule for new projects.

Film Projects	Status	Anticipated Release Date

“Carpool Guy”	Production Complete	Late Summer 2005
“Over The Hedge”	Script Complete/Funding Required For Production	Spring 2006
“3 Day Test”	Script Complete/Funding Required For Production	Christmas 2006
“The Action”	Script Complete/Funding Required For Production	Not Yet Determined

Television Projects	Status	Anticipated Release Date

“The Fastest Car in America”	Actively Seeking TV Network Order	Subject to TV Network Order
“A Taste of History”	In Development	Subject to TV Network Order
“TechStyle”	In Development	Subject to TV Network Order
“3 Day Test Reality Show”	In Development	Subject to TV Network Order
“Run and Gun”	In Negotiations with Potential Distributors	Subject to TV Network Order

Virtual Studio

The Company has developed a proprietary virtual studio for fans of each project.  The virtual studio is intended to be an online, virtual presentation that mirrors the physical studio lot where the Company’s shows or movies will be filmed.  The virtual studio is intended to allow viewers who wish to view real-time filming of the Company’s productions to register on the virtual studio website associated with each individual project.  Once viewers register and log on to the Company’s website, they will become virtual

“associate producers.”  Viewers will then be able to vote to influence content style in the pre-production phase, view the filming, and interact with the actors in the production once filming commences.  The Company plans to integrate its virtual studio with varying levels of interaction for each production, depending on the type of production, the potential audience for such production, as well as potential revenues through sponsorship from advertising and the licensing of its virtual studio to third party production companies.  For example, if the filming is in pre-production, viewers will be encouraged to make various decisions which, when votes are tabulated, will be implemented in the actual production of the movie or show.  These decisions will include general and specific selections for props, locations, wardrobe, set design, set dressing and transportation.  As the pre-production progresses, viewers will be able to influence the look and feel of each scene by selecting from various props, wardrobes, and set elements provided by sponsors of each production.

Once the filming enters production, viewers will not be able to change aspects of the filming, but will be able to view the other areas of the virtual studio in addition to viewing actual filming.  The virtual studio will permit viewers to view recently shot footage of projects in production, out-takes of their favorite stars, rough cuts of content prior to their release, trailers from films currently in theaters, selections from an extensive library of classic movie trailers and old television commercials, and chat with actors during production.

The Company anticipates developing and implementing components of the virtual studio through 2007.  Once fully developed and operational, the virtual studio will measure viewer interest in real time, and create a database of viewers, along with a viewer profile, including geographic and demographic information.  As viewers continue to interact with the virtual studio, the volume and precision of information in the database will increase, resulting in a complex and specific profile of the Company’s viewers and their preferences.

Virtual Studio Revenue Opportunities

The Company plans to have a virtual studio store for each project with suggested purchases, including books, posters, and collectibles.  The Company does not plan to fulfill any orders directly, but will receive a negotiated commission from vendors for all sales.  The commission will vary from vendor to vendor, and will cover items purchased from each vendor by viewers, as well as items purchased within a defined period of days from the original date of connecting from its link to the vendor’s site.  In May 2002 the Company entered into ongoing, self-renewing affiliation agreements with Amazon.com and Allposters.com.  Both of these agreements are standard affiliation commission agreements, which are non-negotiated agreements that allow these vendors to track purchases from its viewers.

The Company intends to sell proprietary collectibles and items related to its films and shows.  In addition, the Company plans to sell press release kits of its films and shows, which will include shooting schedules, scripts, autographed head shots of actors in the production, and other collectibles and memorabilia related to each project.  Once the film or show enters post-production, viewers will again have the opportunity to select from a variety of film-related marketing materials, including posters, music, and soundtrack selections.  The Company intends to use its sponsors and advertisers in the same manner as its pre-production process, which will provide these advertisers and sponsors similar access to its direct marketing database.

While Company management believes there is a significant opportunity for generating revenues from its virtual studio, the Company did not generate any such revenues during the fiscal year ending February 28, 2005, and there can be no assurances the Company will be able to generate any significant revenues from the virtual studio.  However, the Company commenced commercial operations of its www.carpoolguy.com website in April 2005 and has begun generating revenue from sales of the film and film-related merchandise.

Future Opportunities

The Company expects there will also be revenue opportunities arising from the creation of an allegiance of varied fan-bases over the course of multiple entertainment projects. The Company’s current plans include two such opportunities, one relating to sponsorship, and the other relating to the creation of an “entertainment destination”.

First, by building a dedicated a fan-base within each genre, the Company can seek sponsors that desire to reach that fan-base in a new way.  For instance, once the Company can illustrate that it has built a sizeable following of dedicated Soap Opera fans, it is likely that there will be sponsors that want to reach these fans.  One method for sponsors to reach this fan base would be to allow the fans to select sponsored products to be placed in each project.  For example, if a maker of designer sunglasses wanted to reach the Company’s Soap Opera fans, for a fee from the sponsor, the Company could host a vote on the film’s website during the production process.  The Company could then present fans with a choice between several pairs of the sponsor’s sunglasses, and the pair getting the most votes would be worn by one of the stars in the film.  This sponsorship model is intended to benefit the sponsor, the Company and the fans.  The sponsor would reach a very specific target audience in a new manner, while having “star cache” attached to its products at a significantly reduced cost.  The Company would receive ancillary revenues for the film through the sponsorship program, and build the vested interest of the fan-base.  The fans are permitted to provide input to the film, and experience the enjoyment associated with seeing their selections made part of the final product.   While Company management believes there is an opportunity for generating marketing and sponsorship revenue, the Company has not generated such revenue as of the date of this report and there can be no assurances the Company will enter into such arrangements or generate such revenue.

The second opportunity is for the creation of an “entertainment destination.” This opportunity would become possible only after the Company has a completed multiple projects. Until the completion of multiple projects, each project and its associated fan base will be isolated within the confines of the project website.  As the Company completes each additional project, it plans to create an increasing association with the Company’s corporate website at www.publicmediaworks.com.  Each of the individual project fan-bases would then be placed within reach of the other fan-bases, at a common destination, building an even larger “fan-centric” community.  With this destination, the project specific audiences would migrate from being a single fan-base into a larger fan-base with the common interest of “dedicated fan enthusiasm.” This entertainment destination is expected to create an even greater opportunity to attract sponsors, as well as advertisers desiring to place traditional banner ads within the Company’s corporate website.  The creation of an “entertainment destination” would also provide fans with direct access and a unique and privileged insight into the world of entertainment, and the chance to be a part of that world.

In January 2004 the Company entered into a nonexclusive agency representative agreement with U4oria Inc., whereby U4oria will seek out and procure advertisers and corporate sponsors for its films and shows, and for incorporation into its virtual studio operations.  In exchange, U4oria will receive 20% of all gross sponsorship sales revenue up to $1 million, then 15% on all gross over $1 million.  U4oria will also receive 10% on all gross sponsorship when shared with any other representative for the duration of the agreement.  All fees are to be paid within 10 days of its receipt of the revenue.  This agreement is commission-based and does not expire unless terminated by either party.  While Company management believes there is an opportunity for revenue from this advertising, the Company does not have any agreements for standard sponsors at this time, and there can be no assurances the Company will enter into such agreements or generate such revenue.

Suppliers

The Company has identified a pool of independent or freelance screenwriters for its film projects.  The Company entered into an agreement with one of these freelance writers, Peter Soldinger, for the development of both “Carpool Guy” and “The Action.”  The Company’s President, Corbin Bernsen, is the author of “3 Day Test” and “Over the Hedge,” and will continue to serve as screenwriter for specific Company projects.  Mr. Bernsen does not receive additional compensation for scriptwriting.  The Company does not anticipate paying more than $5,000 for the development of any script or treatment.  These payments may increase up to the minimum payment set by the Writers Guild of America (the “WGA”) for any specific project that reaches production.  The WGA minimum pay varies according to each project’s budget and various other factors determined by the WGA.

The Company has identified a pool of independent or freelance scriptwriters which the Company will use for development of its television shows as necessary.  The Company has not yet commissioned any scripts for any of its internally developed treatments.  The Company does not anticipate paying more than $500 per week for the development of any script or treatment, regardless of production status.

Public Relations

In September 2003 the Company retained Charles Sherman Public Relations to engage and manage public relations and its publicity needs.  Mr. Sherman was formerly the Director of Public Relations for 15 years for CBS daytime drama “The Young and the Restless”, and primarily develops and maintains the Company’s relationships with leading entertainment publications. Mr. Sherman works with a variety of publications geared to specific audiences, who provide editorial coverage of the Company’s films and shows based upon the interests of their core audiences.  The Company does not maintain written agreements with any of these publications, and only provides content for their publications as appropriate and accepted by each publication.  The Company has retained this firm on a monthly basis for a fee of $2,000 per month, and the agreement can be terminated by either party upon thirty days notice.

Company Intellectual Property

The Company owns and maintains the Internet domain names www.publicfilmworks.com, www.publicmediaworks.com, and www.publicmusicworks.com (for future content development).  The Company has also registered numerous Internet domain names for specific projects.

The Company intends to apply for process and design patents related primarily to several areas of the virtual studio and design patents for new, original, and ornamental designs, as well as for articles of manufacture specific to its company television and motion picture related products, and specific point-of-sale merchandise.  Although the Company has not yet submitted applications for these patents to the United States Patent and Trademark Office, the Company intends to submit such applications.  There can be no assurances, however, that the Company will be granted such patents.

The Company owns a service mark for “PublicFilmWorks” (registration no. 2806883).  The Company also intends to protect various other words, names, symbols, and devices that are used with goods produced by the Company to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks.  These include “Public Media Works” and its logo.  The Company intends to register and maintain both trademarks and service marks through the United States Patent and Trademark Office.  The Company has not filed applications to protect any other trade or service marks, and there can be no assurances the Company will receive such trade or service mark protection.

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

All treatments for its films and shows are developed internally, and are the property of the Company.  All agreements with independent and freelance writers will require that all content, treatments, ideology, screenplays, scripts and full use become and remain the sole and exclusive property of the Company for all time and in all markets.  However, there can be no assurance that the Company can protect its intellectual property, or that the Company will be able to receive all benefits from its intellectual property.

Market and Competition

According to the 2002 Nielsen Media Report, the United States theatrical box office revenues were $9.5 billion.  According to ABI Research, the United States cable market exceeded $60 billion in revenue, and there are approximately 108,410,160 television households in the United States, within 210 designated market areas, generating an additional $60 billion in national and local advertising (Nielsen Media Report).  The 2004 Advertising Age Agency Income Report stated that United States media agencies received $1.51 billion, and estimated total global revenues for advertising at $10.66 billion.  The advent of new technologies, such as fast-forward and advertisement-skipping functions on video-on-demand services, personal video recorders and TiVO, has limited the reach of many advertisers, while not reducing their cost by a comparable amount.  While the Company believes that advertisers will still use television, theatrical and traditional distribution products to reach the broadest possible audience, the Company and its management also believe that advertisers will increasingly link their products and brands to programming, and advertisers will search for different methods to incorporate their products into television shows and films.  More importantly, the Company believes that advertisers need a method to measure and analyze their success, and maximize their return on investment with targeted advertisements to a receptive audience.

Feature Film Production (Theatrical release) Competition

United States box office receipts grew 13% in 2002 (the last complete statistical year) to $9.5 billion.  According to the 2002 Nielsen Media Research report, the top 20 films in the United States made up 40% of the total domestic box office.  The Company competes with major and independent studios, which include Viacom, Fox, Pixar and MGM for market share, as these competitors represent the leading productions which capture a significant percentage of volume.

Television Production Competition

According to Nielsen Media Research, there are approximately 108,410,160 television households in the United States with 210 designated market areas.  However, there are a number of companies producing and distributing television shows, including but not limited to the six national networks, hundreds of cable channels and numerous private production companies, such as Carsey-Werner-Mandabach or Mark Burnett Productions.  These competitors have greater resources, market presence and name recognition than its company.  Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution.  Consequently, the Company has not yet established a position in the television industry, and faces intense competition upon entry.

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

January 2 to May 2, 2004

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

Copyright © 1998-2004 by Box Office Mojo. All rights reserved

No information regarding specific market shares for individual companies within the television industry is available.

During the fiscal year ended February 28, 2005, the Company has generated $125,000 from feature film production and television production.  This revenue would represent substantially less than 1% of the total overall film and television revenues for the United States and international market.  However, the Company only recently completed its first film production, “Carpool Guy” in March 2005.  Company management believes that the Company’s virtual studio will generate market awareness during pre-production and production of its films, which will result in increased revenues and market share for its productions once the films are in theaters.

Virtual Studio Competition

The Company believes that the virtual studio that the Company has developed is unique and does not have any direct competition.  The Company and its management do believe, however, that the virtual studio implementation on the Internet competes with other entertainment and information websites for a share of the consumer’s attention.  Several and varied games, interactive website, portals, studio information sites, and commerce sites contain elements of the Company’s virtual studio and compete with us for a finite number of potential consumers.

Sponsorship and Marketing Competition

The Company believes that the creation of an integrated virtual studio coupled with an inbound and outbound marketing and branding campaign is new and unique.  The Company and its management also believe, however, that the Company must compete with other new and also incumbent marketing and branding techniques and companies.   The Company’s most direct competitors include Grey Advertising ($1.3 billion in revenues in 2003), Ogilvy and Mather ($720 million in revenues in 2003), McCann-Erickson ($1.22 billion in revenues in 2003), and Y & R Advertising ($517 million in revenues in 2003).    The largest industry competitors and their market shares are indicated below:

Many of the Company’s competitors have greater resources, market presence and name recognition than its company.  However, the Company intends to compete with the large domestic advertising agencies.  This competition will include introducing the virtual studio concept to leading United States advertisers to demonstrated its ability to offer focused information on its users and their consumers (such as geographic and demographic information, determinations regarding which specific products and models are most and least desired, and which advertisements are most likely to lead to purchase).

Competition In Retail and Internet Sales

The Company intends to sell its films, along with scripts, posters and related products, through its website.  The Company’s primary competitors in this area consist of all of the competitors previously listed under the subheadings “Film (Theatrical release)” and “Television”, as they generally also sell their products online.  The Company intends to compete with these companies by directing its sales efforts in a more targeted manner to those individuals who have indicated their interest in certain of its products, or certain of its related products.  The Company believes that, by offering specific products to targeted customers, it will be able to effectively compete in the Internet marketplace.

Government Regulation and Self-Regulating Associations

The Company does not require any government approval for the operation of its business.  The Company’s operations are subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environmental and zoning regulations and ordinances. The Company’s costs for compliance with environmental laws are negligible.

The Company’s films are subject to rating classifications from the Motion Picture Association of America (or MPAA), which is a nongovernmental, self-regulating association.  The Company intends to produce movies in a manner that will ultimately obtain the expected rating. However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the movie. If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience. Further, censors in foreign jurisdictions may find elements of a movie objectionable.

Research and Development

The Company’s research and development costs currently consist of web development costs and film development costs.  In the fiscal year ended February 29, 2004, the Company spent $121,744 on research and development, 95.7% of which was dedicated to web development costs, and 4.3% of which was dedicated to film development costs.  In the fiscal year ended February 28, 2005, the Company spent $139,639 on research and development, 57% of which was dedicated to web development costs, and 43% of which was dedicated to film development costs.  All research and development costs related to web development are fully expensed, and the Company’s film development costs are capitalized until each project is developed, at which point they become expensed.  None of the Company’s research and development costs flow through to its viewers.

Employees

As of the date of this report, the Company employs 4 individuals, and one part-time employee.  The Company considers its relations with its employees to be good, and do not have employment agreements with any of its employees.

Incorporation and Share Exchange

The Company was incorporated in the State of Delaware on March 3, 2000 under the name “Burnam Management, Inc.” (“Burnam”) and registered its common stock with the Securities and Exchange Commission on March 9, 2000.  From incorporation until August 30, 2003, Burnam essentially functioned as a public shell without any operations or business plan and did not trade on any exchange or trading system.  The original Public Media Works, Inc. (“PMW”) was a privately held company incorporated in the State of Delaware on May 15, 2000.  PMW decided to enter into a merger with Burnam in order to rapidly effectuate a public market and public presence within its industry, and Burnam and its shareholders entered into the merger in order to increase the value of Burnam by obtaining an operating business.

On August 30, 2003, PMW entered into a reverse merger with Burnam, the terms of which are as follows. On August 29, 2003, Burnam entered into a Share Exchange Agreement to acquire PMW.  At the time of the exchange, there were 5,000,000 shares of Burnam common stock issued and outstanding.  Under the terms of the agreement, Burnam issued 20,000,000 restricted shares of common stock to all outstanding PMW security holders on a pro-rata basis, in exchange for which Burnam received 20,000,000 shares of PMW common stock, representing all of the issued and outstanding shares of PMW.  The share exchange took effect on August 30, 2003, at which time Burnam’s sole officer and director, Rick Plotnikoff, resigned after electing Thomas Szabo, Shaun Edwardes, and Corbin Bernsen as the new directors.  Upon the effective date of the merger, the Company changed its name from “Burnham Management, Inc.” to “Public Media Works, Inc.”  PMW remains a wholly-owned subsidiary of the Company and has no operations.  No finders or other third parties were used in connection with the share exchange and merger, and no finders’ fees or commissions were paid in conjunction with the merger.

In order to maintain clarity in this report, references to the original company known as Public Media Works, Inc. prior to the merger on August 30, 2003 will be indicated as “PMW.”  References to “Public Media Works, Inc.,” “Public Media,” the “Company,” “we,” “us” or “our” refer to the Company and its subsidiary after the merger.

Publicly Available Information

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission.  For further information with respect to the Company and its common stock, please review the Company’s filings, including exhibits and schedules thereto.  The Company’s filings with the Commission are available to the public from the Commission’s website at www.sec.gov.  You may also read and copy any materials the Company files with the Securities and Exchange Commission at the SEC’s public reference room at 450 Fifth Street N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

ITEM 2.                                                     DESCRIPTION OF PROPERTY

As of the date of this report, the Company leases approximately 1,800 square feet of converted and remodeled warehouse space on a month-to-month basis from Chandler Associates, an unaffiliated entity, at a rate of $900 per month.  The Company does not have a lease agreement with Chandler Associates.  The Company operates this converted space as its Company headquarters which is located at 14759 Oxnard Street, Van Nuys, California.  The office space is in good condition.

ITEM 3.                                                     LEGAL PROCEEDINGS.

In May 2005 the Company received a copy of a complaint filed in Los Angeles Superior Court in Van Nuys, California by Alexandra Wortsman for a breach of contract action alleging nonpayment of fees in the amount of $43,748.28 for services performed on behalf of the Company.  The Company is reviewing the complaint.

Other than as described above, there are no threatened or actual legal proceedings to which the Company is a party at this time.  Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.                                                     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

During the period covered by this report, there was not a public trading market for the Company’s securities.  Subsequent to the end of the period covered by this report, on February 28, 2005, our Common Stock commenced trading on the OTC Bulletin Board, under the symbol “PMWI.OB”.

Holders

As of February 28, 2005, 25,552,500 shares of our common stock (par value $0.0001) were issued and outstanding, and held by approximately 47 shareholders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

The Company has never declared or paid any cash dividends on its common stock.  For the foreseeable future, the Company intends to retain any earnings to finance the development and expansion of its business, and the Company does not anticipate paying any cash dividends on its common stock.  Any future determination to pay dividends will be at the discretion of the Company’s Board of Directors.

Recent Sales of Unregistered Securities

As used herein, “Burnam Management” refers to Burnam Management, Inc. prior to August 30, 2003.  “PMW” refers to Public Media Works, Inc. prior to August 30, 2003.  The “Company” refers to the company after August 30, 2003.  Burnam Management did not issue any stock for the three years prior to the merger on August 30, 2003.

From April 1, 2003 to August 6, 2003 PMW sold 2,100,000 shares of restricted common stock to 20 investors in exchange for $840,000. All investors were “accredited” within the meaning of the Act and all investors were unaffiliated. No brokers or finders were used in conjunction with this transaction and no commissions were paid in connection with this transaction. This transaction was exempt from registration under the act pursuant to Section 4(2) and Rule 506 of the Act.  This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

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

From September 1, 2003 through February 23, 2004 the Company sold 512,500 shares of restricted common stock to 6 investors in exchange for $205,000. All investors were “accredited” within the meaning of the Act, and all investors were unaffiliated. This transaction was exempt from registration under the act pursuant to Section 4(2) and Rule 506 of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On February 13, 2005, the Company issued 40,000 shares of its common stock at a price of $.75 per share to one investor.  This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On May 4, 2005, the Company issued 1,100,000 shares of its common stock to two companies in exchange for providing consulting services to the Company for the period commencing July 11, 2004 through July 10, 2005.  This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 6.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis of its plan of operation should be read in conjunction with its financial statements and the related notes.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

The Company’s revenues for the fiscal year ended February 28, 2005 were $125,000.  The Company did not generate any revenues during the fiscal year ending February 29, 2004 or any previous fiscal years.  The Company’s plan of operations for the fiscal year ending February 28, 2006 is set forth below.

Cash Requirements and Outstanding Debt Obligations

The Company had a net loss of ($1,100,561) for the fiscal year ended February 28, 2005, and from March 3, 2000 (inception of Burnam Management) through February 28, 2005, the Company reported a cumulative net loss of ($2,945,074).

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties.  As of February 28, 2005, the Company has issued 15,000,000 shares of Common Stock to its management team in exchange for their services.  As of February 28, 2005, the Company has an aggregate outstanding balance of $1,086,524 under the following obligations:

•                  The Company entered into an unsecured promissory note with George Mainas, a Company stockholder, on August 30, 2000 in the principal amount of $340,000, bearing interest at 8%.  The promissory note is payable on demand.  As of February 28, 2005, the Company had an outstanding balance of $532,960 under the promissory note, including accrued interest.

•                  On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation.  Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation.  The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005.  The outstanding balance on this account as of February 28, 2005 was $171,123 including accrued interest.  The amount outstanding under this letter of credit is payable on demand.

•                  In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company.  This obligation is payable upon demand and bears no interest.  As of February 28, 2005, the outstanding balance under this obligation was $16,715.

•                  On June 1, 2004, the Company entered into a promissory note with Michael Wittlin.  The principal balance of this note was $225,000, bearing interest at 6%, and maturing on June 1, 2005.  As of February 28, 2005, the outstanding balance under this note was $234,863, including accrued interest.

•                  On August 15, 2004, the Company entered into a promissory note with Mr. F. James McCarl, an unaffiliated third party.  The principal balance of this note was $100,000, bearing interest at 6%, and became due and payable on February 15, 2005.  On February 28, 2005, the outstanding balance under this note was $103,238, including accrued interest.  Mr. McCarl has agreed to convert the amount outstanding under the note into shares of common stock of the Company.

•                  On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Pearlman, an unaffiliated third party.  The principal balance of this note was $24,000, bearing interest at 6%, and maturing on October 1, 2005.  On February 28, 2005, the outstanding balance under this note was $24,596, including accrued interest.

•                  In January 2005, Mr. Szabo, the CEO and a director of the Company, loaned the Company $3,000. bearing interest at 6% and is due on demand.  On February 28, 2005, the outstanding balance under this loan was $3,029.

The proceeds from these notes were used to meet the general working capital needs of the Company.   This included the development of the Company’s main website virtual studio which was developed in conjunction with MMT Solutions (“MMT”) and New Media Dimensions, Inc. (“New Media”).  In August 2000 the Company entered into an agreement with MMT to begin the basic development of the virtual studio, in exchange for two payments of $115,000, the first of which was made in September 2000.  The development was not completed according to the terms of the Company’s agreement, and the Company terminated the agreement in November 2000, with no further payment to MMT.  The Company executed a letter of termination and release with MMT in June 2003 and no further claims or obligations exist on the part of either party.  In August 2003 the Company entered into an agreement with New Media to complete the development of the Company’s virtual studio and the Company’s main website, and to act as host and server for the Company’s virtual studio and website.  The development of the virtual studio and main website, as well as software development, was completed January 2004, for which the Company paid New Media Dimensions $70,000.  The Company also paid New Media an additional $7,732 for the purchase of two Pentium-based server hosts and hardware.

The Company utilized the services of three separate website development companies during fiscal year 2004.  The Company paid New Media approximately $10,481, and 8Sharp $41,667, to maintain the Company’s virtual studio and main website and to act as host and server to the Company’s sites until October 2004.  In October 2004, the Company entered into an agreement with Savvior Technology Solutions to maintain the Company’s virtual studio and main website and to act as host and server to the Company’s sites.   The term of the agreement is until December 2006 and provides for an average monthly payment by the Company of $6,500.

The Company anticipates that the research and development costs related to its website and virtual studio for the next twelve months will be approximately $3,000 per month.

In September 2003, the Company entered into an agreement with Charles Sherman Public Relations to engage and manage public relations and the Company’s publicity needs. The Company has retained this firm on a monthly basis for a fee of $2,000 per month.

The Company’s general monthly expenses for fiscal year 2004 were approximately $53,000.  These expenses included rental and maintenance for its offices, which are approximately $4,000 per month, and operating expenses which are approximately $49,000 in the aggregate, and included: salaries and travel reimbursement, approximately $3,000 per month for the continued maintenance and development its website and virtual studio. The Company continues to expense its web development costs, which were $79,767 in the aggregate as of February 28, 2005.

The Company officers agreed to reduce the Company’s expenditures by waiving the payment of their salaries during the period from September 2004 until April 2005.

Anticipated Revenue

The Company has several projects in progress that are expected to be the Company’s primary sources of revenue during the current fiscal year.  While management believes these projects will generate revenue for the Company during the current fiscal year, there can be no assurances that such projects will be completed in the fiscal year, or that such projects will result in any revenues.  The following is a description of several Company projects which are expected to generate revenues during the current fiscal year.

“Car Pool Guy”

The Company finished principal photography of its first feature film “Carpool Guy” in March 2005   The Company anticipates release of the film in July 2005.  The Company commenced pre-sales of DVDs for the film in May 2005.  The Company funded film through its own funds and by entering into an Exclusive Production Agreement in October 2004 with Carpool Partners LLC (the “Carpool LLC”).  Pursuant to the terms of the agreement, the Company’s financing partner, Carpool Guy Partners, LLC, owns 60% of the final production, and the Company owns 40%.  Two of the principals of Carpool LLC are Thomas Szabo, the Company’s Chief Executive Officer, and Mr. Mike Wittlin, a former Company employee, each of whom owns 33% of the LLC.  The Company anticipates receiving revenue from this film in the current fiscal year.

“Fastest Car In America”

The Company has developed the concept for a reality-based street racing television show called “Fastest Car In America.”   The Company has retained an agency to represent the Company to obtain an order for the show from a television network.  The Company expects to receive revenue from this project during the current fiscal year if the show is ordered by a television network.

“Reveal”

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC for the production of a reality-based television show entitled “Reveal.”   Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal.” Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company received a production fee of $75,000 and twenty-five percent (25%) interest in NFPMW, LLC and the production.  The Company received $75,000 in revenue from the project during fiscal year 2004.  The Company completed post-production, and delivered the final product to NFPMW on or about December 6, 2004.  NFPMW, LLC has entered into a twelve-month distribution agreement with Cinamour Entertainment pursuant to which Cinamour will receive a fee of twenty-five percent (25%) of the gross receipts derived from domestic sales and thirty percent (30%) of the gross receipts derived from international sales of the program during the term of the distribution agreement. The Company expects to receive revenue from this project during the current fiscal year if the show is ordered by a television network.

Other Anticipated Revenue

The Company also anticipates generating revenues during the current fiscal year from its sale of film and television related products and sponsorship and marketing relationships.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Estimated amounts may differ under different assumptions or conditions, and actual results could differ from the estimates. There are many critical accounting policies discussed in the notes to our financial statements, including the following critical accounting policy that affects the judgments used in the preparation of our financial statements:

Revenue Recognition

Revenue is recognized by the Company on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling movie scripts and producing movies and television shows. Revenue is recognized in accordance with the provisions of Statement of Position 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized only after all of the following conditions are met:

(i)                                     Persuasive evidence of a sale or licensing arrangement with a customer exists;

(ii)                                  The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

(iii)                               The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;

(iv)                              The arrangement fee is fixed or determinable; and

(v)                                 Collection of the arrangement fee is reasonably assured.

Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

Liquidity

As of February 28, 2005, the Company had a cash balance of $11,560.

As discussed above, on August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation.  The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005.  The proceeds of this line are used for general corporate purposes and working capital.  The outstanding balance on this account as of February 28, 2005 was $171,123, including accrued interest.  The amount outstanding under this letter of credit is payable on demand.

Management believes the Company currently has cash on hand to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources until through June 2005.  The Company anticipates raising additional funds through a revolving credit facility, debt, convertible debt, or through the sale of equity.  The Company has not entered into an agreement with JPC Capital Partners to raise up to $5,000,000 of addition financing and has had preliminary discussions with several potential investors.  There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.  The Company also anticipates entering into joint ventures with third parties to fund specific television and film projects.  None of the Company’s agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein.

Over the next twelve months, the Company does not anticipate significant changes in the number of the Company’s employees, nor does the Company anticipate the purchase or sale of any significant equipment.

The Company previously considered acquiring a production studio, and entered into a non-binding letter of intent on December 8, 2003 with Old Tucson Company (“Old Tucson”) in Tucson, Arizona.  Subsequently, four of Old Tucson’s shareholders invested in the Company, each and in the aggregate holding less than 5% ownership in the Company.  These Company stockholders in the aggregate represented a controlling interest in Old Tucson.  While beginning its due diligence, it came to the Company’s attention that Old Tucson did not have enough liquidity to continue operations during the term of the Company’s diligence, and no other avenues of immediate financing were available for Old Tucson Company.  While engaged in the letter of intent, the Company’s management determined that the cessation of a prospective acquisition’s operations, including attendant issues regarding lost opportunities and costs associated with restarting operations, was not in the best interests of the Company or its stockholders. Accordingly, in December 2003 the Company loaned $125,000 to Old Tucson for operations.  The note to Old Tucson matured on June 20, 2004, and bears interest at 4%.  The outstanding balance under the note on February 28, 2005 was $125,986, including accrued and unpaid interest.   The note is secured by all of the shareholders’ stock in the Company.  As a result of the Company’s mutual shareholders, the Company’s loan to Old Tucson may have been deemed a loan to a related party.  During the course of the Company’s continued due diligence, the Company elected not to pursue the acquisition of Old Tucson, and the letter of intent expired unexercised on January 15, 2004.  The note remains an account receivable for the Company.  The Company does not currently have any affiliation with any of the four shareholders or Old Tucson, although the four Old Tucson shareholders still retain their equity interest in the Company.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

Off-Balance Sheet Transactions

The Company does not have any off-balance sheet transactions.

RISK FACTORS

In addition to the other information in this report, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, technological obsolescence, labor relations, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

Risks Related To Our Financial Condition

We Have A Limited Operating History, So It Will Be Difficult For Investors To Evaluate The Success Of Our Business Model and The Effectiveness of Our Management.  In Addition, We are Currently In An Early Stage of Operations, We Are Experiencing Significant Expenditures Related To Funding Our Initial Operations, And We Are Currently Carrying a Net Loss.  If Our Business Model Is Not Successful, Our Management Is Not Effective, Or We Are Unable To Generate Sufficient Revenue To Offset Our Start-Up Expenditures, We May Not Become Profitable, And The Value Of Your Investment May Decline Or Be Lost Entirely.

We are a newly organized corporation and have a limited operating history from which to evaluate our business and prospects. We have earned $125,000 in revenue from our inception to February 28, 2005. For the fiscal year ended February 28, 2005, we had a net loss of ($1,100,561) and we had a cumulative net loss of ($2,945,074) for the period since inception at March 3, 2000 to February 28, 2005. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely, and you may lose your entire investment. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

• our business model and strategy are still evolving and are continually being reviewed and revised;

• we may not be able to successfully implement our business model and strategy; and

• our management has not worked together for very long.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful and the value of your investment in our company will decline or may be lost altogether.

Our Auditors Have Expressed Substantial Doubt Regarding Our Ability To Continue As A Going Concern.  If We Are Unable To Continue As A Going Concern, We May Be Required To Substantially Revise Our Business Plan or Cease Operations.

As of the date of our most recent audit, which included the fiscal years ended February 28, 2005 and February 29, 2004, we had not generated sufficient revenues for our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have since begun to generate revenue, we are still operating at a net loss, and expect to continue to incur substantial losses as we complete the development of our business. We have not established any other source of equity or debt financing other than that which is described in our discussion entitled “Management’s Discussion and Analysis—Plan of Operations—Liquidity.” We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and motion pictures, that we will be able to produce and sell our scripts, shows and motion pictures, or that our virtual studio will become self-funding. We also cannot assure you that we will be able to generate sufficient revenue from advertisers and sponsors to fund our business or prevent strong fluctuations in our financial position based upon both demand and our ability to meet such demand in film and show development. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

To Satisfy Our Capital Requirements, We May Seek To Raise Funds In The Public or Private Capital Markets, Which May Not Be Given on Terms Favorable To Us, Or We May Not Be Able To Raise Funds At All.  In The Event That We Receive Funds on Undesirable Terms, Or Are Unable To Receive Additional Funds, We May Not Be Able To Fund Our Operations and Will Not Be Able to Continue As A Going Concern.  In Addition, The Additional Funding May Have Terms Which Will Dilute The Value of Your Investment.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations are not favorable, or if any of the scripts or films we develop are not well-received. We may seek additional funding through corporate collaborations and other financing vehicles or from loans, credit facilities or investments from new or existing stockholders. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we will not be able to complete the production of our developed projects. As a result, we may be required to discontinue our operations without obtaining any value for our scripts or projects under development, thereby reducing or eliminating the value of our equity, or we could be forced to relinquish rights to some or all of our projects under development in return for an amount substantially less than we expended to develop such products. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest in our company.

For The Fiscal Year Ended February 28, 2005, 100% Of Our Revenues Were Generated By Two Clients.  If We Lose These Clients, Or Fail To Diversify Our Revenue Base, We May Not Be Able To

Generate Sufficient Revenues To Meet Our Expenditures.  In This Event, We May Not Be Able To Continue Our Business Operations.

As of February 28, 2005, 100% of our revenues were derived from Behind the Hedge Productions and a joint venture with Neon DVD, Inc. and Familian Productions, LLC. We have generated all of our revenue from our agreement with these clients, and do not have an ongoing contract to do further work with either the joint venture or Behind the Hedge Productions as of February 28, 2005. Accordingly, if we fail to generate additional sources of revenue, we may not be able to continue our business operations.

Risks Related To Our Business

If Our Films and Television Shows Are Note Commercially Successful, We May Not Be Able To Generate Sufficient Revenue To Fund Our Operations, And May Be Unable to Continue As A Going Concern.

Producing television shows and feature length films involves substantial risks, because they require that we spend significant funds based entirely on our preliminary evaluation of the screenplay’s commercial potential as a film. Although some of our films and shows will be funded and produced by third parties, we will not retain ownership of these films and shows. We may wish to retain ownership of a portion of our developed shows and films, and will require additional funding to produce these films and shows, and will be subject to risks of ownership, including lack of assurance of profitability and revenues. It is impossible to predict the success of any film or show before the production starts. The ability of a show or film to generate revenues will depend upon a variety of unpredictable factors, including:

• public taste, which is always subject to change;

• the quantity and popularity of other films and shows and leisure activities available to the public at the time of our release;

• the competition for exhibition at movie theatres, through video retailers, on cable television and through other forms of distribution; and

• the fact that not all shows and films are distributed in all media forms.

For any of these reasons, the shows and films that we produce may be commercially unsuccessful, and the value of our equity interest in any or all of them may be reduced or eliminated entirely. We operate in a particularly unpredictable industry, and, if we are unable to produce products which are commercially successful in this industry, we may not be able to recoup our expenses and/or generate revenues. In the event that we are unable to generate revenues, we may not be able to continue operating as a viable business, and you may lose your investment entirely.

If We Lose The Services Of Key Personnel, It May Substantially Harm Our Ability To Operate and Earn Revenue.

Our success is highly dependent upon the continued services of key members of our management, including our Chairman and Chief Executive Officer, Thomas A. Szabo, our President and director, Corbin Bernsen, and our Executive Vice President, Acting Chief Financial Officer and director, Shaun D.C. Edwardes. Virtually all decisions concerning the conduct of our business, including the properties and rights to be created or acquired by Public Media and the arrangements to be made for such distribution, are made by or controlled by Messrs. Szabo, Bernsen and Edwardes.  The loss of any of these individuals could have a material adverse effect on us. We have not entered into any agreement with Messrs. Szabo, Bernsen and Edwardes that would prevent them from leaving us, nor have we obtained any key man life insurance. If we lose either of their services, we may not be able to hire and retain other officers with comparable experience or contacts. As a result, the loss of the services of any of these individuals may limit our ability to properly conduct our operations in a cost-effective manner, and will require us to identify, employ and train new personnel, which will require both financial resources and the time of our remaining employees. Should we be unable to locate adequate replacement personnel, we may not be sufficiently competitive in our market to generate sufficient revenue to finance our continuing operations. Accordingly, the loss of any of these individuals may result in our inability to continue operations in the same manner and with the same level of industry and investment interest as may exist prior to their departure, which, as a result, may reduce the value of your investment.

Since Our Officers and Directors Do Not Devote Their Full Business Time To Our Business, We May Not Be Able To Act On Our Business Opportunities Or Respond To Industry Or Market Forces In A Timely Manner, Which May Reduce Our Competitiveness and, As A Result, The Viability Of Our Business and Operations.

The persons serving as our officers and directors have existing responsibilities and may have additional responsibilities to provide management and services to other entities. Each anticipates that he will devote significantly more hours if we begin generating significant revenue. We cannot guarantee that any of our officers or directors will be able to devote sufficient amounts of their business time to enable us to implement our business plan. If any or all of our officers or directors do not devote a sufficient amount of their business time to the management of our business, we may lose our ability to rapidly and appropriately respond to market conditions and opportunities, which may limit our competitiveness. Such a loss of competitiveness may result in our inability to generate sufficient revenue to finance our continuing operations. This may reduce the value of our company and, accordingly, the value of your investment.

Our Officers and Directors Own A Controlling Percentage Of Our Outstanding Shares Of Common Stock Which Allows Them To Make Key Decisions Or Effect Transactions Without Further Shareholder Approval, And Their Interests May Differ From Those Of Other Shareholders

Our officers and directors own 56.4% of our issued and outstanding shares in the aggregate, and effectively control our company. Accordingly, our officers and directors will be able to elect all of our directors and inhibit your ability to cause a change in the course of our operations. Further, our officers and directors may effect a major transaction such as a merger without further shareholder approval. Our articles of incorporation do not provide for cumulative voting. They also have the power to prevent or cause a change in control and, without their consent, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

We May Not Be Able To Protect Our Proprietary Rights and May Infringe On The Proprietary Rights Of Others, Should We Be Deemed To Infringe Upon The Propriety Rights Of Others, We May Face Litigation And/Or Be Required To Alter Out Content Which Contains The Contested Intellectual Property.  In This Event, We May Be Required To Expend Significant Amounts Of Capital In Defending Our Intellectual Property, And May Lose Revenue If We Are Unable To Successfully Defend Our Use Of Such Content And Are Unable To Create A Successful Alternative.

Establishment of trademarks, copyrights and other proprietary rights is important to our success and our competitive position. Accordingly, we intend to devote substantial resources to the establishment and protection of copyrights and other proprietary rights. We cannot assure you that the actions taken by us to establish and protect any patents or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the copyrights, trademarks and proprietary rights of others. Moreover, we cannot assure you that others will not assert rights in, or ownership of, trademarks, copyrights and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts.

We have not received patent certification from the United States Patent and Trademark Office for our virtual studio. As a result, if another production company is able to develop a software model identical or similar to our virtual studio, we may not be able to successfully prosecute our patent. Accordingly, we may be forced to compete with other companies for viewers, sponsors, advertisers, film production companies and television production companies with respect to our virtual studio. If these companies have greater resources than we do for revenue generation, we may not be able to form a self-sustaining virtual studio business unit. As our virtual studio is a key point of distinction from our competitors, as well as a potentially significant revenue source for us, if we are unable to protect our rights to use this technology, or are otherwise prohibited from using it by an existing patent, our ability to compete in our industry will be severely limited, and your interest in our company may be reduced or lost entirely.

We May Face Additional Risks Due To Our Reliance On Outsourced Production Studios For Films and Television Shows We Choose To Product Ourselves.  These Risks Include Our Inability To Fully Control The Quality and Budgeting Constraints For Any Outsourced Studio.  Whether Or Not We Are Able To Mitigate Our Loss, Should We Experience Significant Deficiencies With Any Outsourced Studio, We May Face Increased Costs And/Or Product With Decreased Or Poor Quality, Which Will Limit The Amount of Revenue We May Be Able To Generate From That Particular Project, And, If A Repeated Occurrence, May Harm Our Competitiveness Within Our Industry.

In order to minimize our expenses relative to our revenue, we have outsourced substantially all of our production requirements for the television shows and films we choose to produce. We do not intend to maintain a relationship with one particular studio or production group. Consequently, we may be subject to certain risks associated with outsourcing, which include, but may not be limited to:

• the outsourcing production studio’s ability to products shows or films that meet our technical specification and that have minimal defects;

• the outsourcing production studio’s ability to honor the agreed-upon budget estimates and deadlines;

• the financial solvency, labor concerns and general business condition of our outsourcing production studio;

• unexpected changes in regulatory requirements;

• inadequate protection of intellectual property in the entertainment industry;

• risks of fire, flood or acts of God affecting production studio facilities; and

• our ability to meet our financial obligations to our outsourcing production studio.

In addition, our outsourcing production studios may require further supplies and talent from various third parties, and similar risks are involved in such procurement efforts. Moreover, we may not receive competitive pricing from our production studios as we do not intend to form a relationship with one particular studio. Due to our dependency on outsourced production studios and the inherent difficulty in replacing outsourced production studios in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the production or delivery of our films and shows by any one or more of our outsourcing production studios may require us to mitigate our actual or potential loss by switching outsourced production studios. Whether or not we are able to mitigate such loss, we may face increased costs and/or be forced to market a product of decreased or poor quality, which will limit the amount of revenue we may be able to generate from that particular project. If such a problem occurs repeatedly, our reputation in our industry may suffer, and we may not be sufficiently competitive to generate adequate revenue to fund our operations.

We Are Responsible For The Indemnification Of Our Officers and Directors.  Should Our Officers And/Or Directors Require Us To Contribute To Their Defense, We May Be Required To Spend Significant Amount Of Our Capital, Which Will Then Be Unavailable For Product Development or Other Revenue-Generating Activity, Resulting In Decreased Earnings For Our Company.

Our by-laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern, and you may lose your investment entirely.

If We Exceed Our Budges In Our Projects, We May Be Unable To Recoup Our Costs, Which May Result In Our Inability To Fund Our Continuing Operations, As Well As Limit The Amount Of Capital We Have Available To Finance Other Projects Which May Generate Revenue

Our business model requires that we be efficient in production of our projects. Actual production costs often exceed their budget, sometimes substantially. The production, completion and distribution of our projects are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a production incurs substantial budget overruns, we may be required to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us.

In addition, if a production incurs substantial budget overruns, we cannot assure you that we will be able to recoup these costs, which could have a material adverse effect on our business, results of operations or financial condition. Increased costs incurred with respect to a particular project may result in the delayed release of a project at the intended time and potentially the postponement to a less favorable time, all of which could cause a decline in box office revenue and the overall financial success of the movie. Budget overruns could also prevent a movie from being completed or released, and may leave us with insufficient resources to fund other projects. In this event, if we are unable to finance our operations from other revenues, bank resources or capital financing, we may be unable to continue operations as described in our plan of operations. In addition, if we are forced to incur debt, or are unable to continue operations, the value of our company may be significantly reduced.

Our Revenues May Fluctuate Significantly Based On The Financing Arrangements For Particular Projects, And The Commercial Success Of Individual Projects, Consequently, Our Results Of Operations May Be Difficult To Predict, Which May Cause Our Market Price To Fluctuate Unpredictably, Or Reduce It Overall

Revenues and results of operations are difficult to predict and depend on a variety of factors. For example, our clients generally retain us on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term contracts and the need for new clients create an uncertain and uneven revenue stream, which could harm our ability to finance our operations. Our revenues and results of operations will depend significantly upon the commercial success of our projects that we produce and distribute, which we cannot predict with certainty. Consequently, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. We cannot assure you that we will manage the acquisition, production, and distribution of our projects as profitably from period to period. Accordingly, you should not rely on the results of any one quarter as an indication of our future performance. If in some future quarter our results of operations were to fall below the expectations of securities analysts and investors, the trading price of our common stock would likely decline.

Work Strikes Or Other Union Job Actions Could Result in Delays And Could Result In Delays And Failures To Complete Projects According To Defined Deadlines And Within Prescribed Budgets.  As A Result, We May Face Increased Costs and Reduced Revenues As Well As a Limited Ability To Market Future Projects.

The projects that we intend to produce generally will utilize actors, directors, and writers who are members of the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. A strike by one or more of the unions that provide personnel essential to the production of our projects could delay or halt our ongoing production activities for that project. A union-related halt or delay, depending on the length of time, could cause a delay or interruption in our release of any projects conducted with the use of union labor. As a result, we may experience significant delays and/or reductions in revenues for our union-produced projects, which may limit our ability to invest in new projects on a short-term basis.

Under The Terms Of Completion Bonds Covering A Motion Picture Project, In The Event We Fail To Complete The Movie On Schedule And Within Budget, The Bond Company May Takeoever Production, Which May Reduce The Artistic Integrity And Commercial Potential Of The Movie, Resulting In Reduced Revenue For The Company.

We may need to obtain a completion bond for each film we produce. If we do not fund a film internally, and a completion bond is required by the investors of the film, our inability to complete a movie on schedule or within budget may result in the completion bond company taking over production. In this event, the bond company will have the right to replace any member of the production personnel, including members of the film’s management team. The replacement of the production personnel may change the artistic quality of the movie, reduce our equity interest in the film, and/or limit our ability to promote distribution of the movie.

Our ability to adhere to the production schedule and budget will be subject to many factors not within our control, including

• the ability to attract suitable production and creative staff within our budget,

• the availability of our production personnel, including directors, producers, and actors (particularly the lead and supporting actors) on the scheduled basis,

• the weather conditions (seasonable or unseasonable, predicted or unpredicted) during the production phase,

• the availability of desirable locations from a cost or timing viewpoint, and

• the ability to utilize appropriate facilities for post-production phase on a timely basis.

In Most Cases Our Movies Will Be Subject To Ratings Restrictions and Censorship That May Result In Ratings That May Reduce Distribution And Revenue Potential.

Our films and television shows are generally targeted to very specific audiences, which require us to produce projects that obtain ratings suitable for each such audience. Certain pre-production distribution arrangements we expect to obtain may be based upon the subject movie having a particular rating classification from the Motion Picture Association of America (or MPAA). With these arrangements in place, we will intend to produce the movie in a manner that will ultimately obtain the expected rating. However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the movie. If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience. Further, censors in foreign jurisdictions may find elements of a movie objectionable.

At additional and unbudgeted costs, we may be required to revise the movie to obtain the desired rating classification or to remove the objectionable elements of the movie. Even following revision of the movie, the release in certain jurisdictions may be denied. These events may result in release and distribution delays, which may limit the commercial potential of the movie, resulting in reduced revenues for our company, and, accordingly, reducing the value of your investment.

We Intend To Distribute Our Shows and Films Internationally, And May Be Subject To Additional Risks Due To Our International Operations.  These Risks May Reduce Or Limit Our Potential Revenue From International Sources, Which May Significantly Reduce Our Revenue.

We intend to distribute our productions outside the United States through third party licenses and derive revenues from these sources. As a result, our business is subject to certain risks inherent in international business, many of which are beyond our control. These risks include:

• changes in local regulatory requirements, including restrictions on content;

•  changes in laws and policies affecting trade, investment and taxes (including laws and policies relating to the repatriation of funds and to withholding taxes);

• differing degrees of protection for intellectual property;

• instability of foreign economies and governments;

• cultural barriers; and

• wars and acts of terrorism, to the extent such threats or acts limit or prevent potential viewers of our films from attending theaters.

ITEM 7.                  FINANCIAL STATEMENTS

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Public Media Works, Inc.

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. and subsidiary (a Delaware corporation) as of February 28, 2005 and February 29, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. and subsidiary as of February 28, 2005 and February 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 14 to the financial statements, the Company incurred a net loss of $1,100,561 and $779,427, respectively, during the year ended February 28, 2005 and the year ended February 29, 2004, and as of February 28, 2005, the Company’s current liabilities exceeded its current assets by $1,433,637. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

Salt Lake City, Utah

May 6, 2005

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2005 AND FEBRUARY 29, 2004

	2005	2004
Assets
Current Assets:
Cash	$11,560	$12,200
Note receivable, related party	—	125,000
Prepaid expenses and other current assets	—	2,140
Accounts receivable, less allowance for doubtful accounts of $-0-	3,876	—
Stock subscriptions receivable	—	155,000
Receivable, officers and directors	—	65,000
Total current assets	15,436	359,340
Property and equipment, net	22,967	36,246
Other Assets:
Film development costs	4,000	5,500
Note receivable, related party	125,000	—
Investment in limited liability company	24,000	—
Total other assets	153,000	5,500
Total Assets	$191,403	$401,086
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$255,351	$65,719
Accrued salaries and related taxes	97,198	—
Accrued interest, stockholders	128,889	95,299
Accrued interest	10,459	—
Deferred revenue	10,000	—
Notes payable	249,000	—
Notes payable, stockholders	530,176	427,176
Notes payable, line of credit, related party	168,000	—
Total current liabilities	1,449,073	588,194
Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 25,552,500 and 25,512,500 issued and outstanding	2,555	2,551
Additional paid-in capital	1,684,849	1,654,854
Accumulated deficit	(2,945,074)	(1,844,513)
Total stockholders’ equity	(1,257,670)	(187,108)
Total Liabilities and Stockholders’ Equity	$191,403	$401,086

The accompanying notes are an integral
Part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004	For the Year Ended February 28, 2003

Revenues:
Movie script sales	$50,000	$—	$—
Producing income	75,000	—	—
Total revenues	125,000	—	—
Cost of film development	59,872	—	—
Gross profit	65,128	—	—
Operating expenses:
Advertising and promotion	31,115	491	—
Auto expenses	33,193	33,815	—
Investor relations	30,000	—	—
Professional fees	167,277	34,153	20,960
Office expenses	20,558	25,079	2,586
Rent	10,800	12,600	1,000
Salaries	379,393	331,234	150,000
Payroll taxes	29,359	21,888	—
Telephone and utilities	17,172	10,116	1,139
Consulting costs	112,090	49,700	21,361
Web site development costs	79,767	121,744	—
Depreciation	13,672	12,224	11,451
Travel and entertainment	174,603	82,918	30,691
Other	21,041	10,973	974
Total operating expenses	1,120,040	746,935	240,162
Operating loss	(1,054,912)	(746,935)	(240,162)

Other income (expense):
Loss on disposal of fixed assets	—	—	(4,656)
Interest income	—	986	—
Interest expense	(44,049)	(31,878)	(27,200)
Total other income (expense)	(44,049)	(30,892)	(31,856)

Loss before income taxes	(1,098,961)	(777,827)	(272,018)

Provision for income taxes	1,600	1,600	800

Net loss	$(1,100,561)	$(779,427)	$(272,818)

Net loss per share	$(.04)	$(.06)	$(.05)

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, February 28, 2002	5,000,000	$500	$409,055	$(792,268)
Cash contributed and services rendered by shareholders	—	—	160,850	—
Net loss for the year ended February 28, 2003	—	—	—	(272,818)
Balance, February 28, 2003	5,000,000	500	569,905	(1,065,086)
Common stock issued in connection with the acquisition of subsidiary on August 30, 2003	20,000,000	2,000	880,000	—
Common stock issued for $.40 a share in September 2003	12,500	1	4,999	—
Common stock issued for $.40 a share in January and February 2004	500,000	50	199,950	—
Net loss for the year ended February 29, 2004	—	—	—	(779,427)
Balance, February 29, 2004	25,512,500	2,551	1,654,854	(1,844,513)
Common stock issued for $.75 a share in February 2005	40,000	4	29,995	—
Net loss for the year ended February 28, 2005	—	—	—	(1,100,561)
Balance, February 28, 2005	25,552,500	$2,555	$1,684,849	$(2,945,074)

The accompanying notes are an integral
part of the financial statements.

 PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004	For the Year Ended February 28, 2003
Cash flows from operating activities:
Net loss	$(1,100,561)	$(779,427)	$(272,818)

Adjustments to reconcile net loss to cash provided by operating activities:
Expenses paid directly by related party creditors	3,000	17,325	66,715
Loss on disposal of fixed assets	—	—	4,656
Depreciation	13,672	12,224	11,451
Common stock issued for services	—	—	150,000
Increase in accounts receivable	(3,876)	—	—
(Increase) decrease in shareholder receivable	65,000	(65,000)	—
(Increase) decrease in prepaid expenses and interest receivable	2,140	(1,930)	—
Increase in accounts payable and accrued expenses	330,879	94,163	27,940
Increase in deferred revenue	10,000	—	—
Net cash used by operating activities:	(679,746)	(722,645)	(12,056)

Cash flows from investing activities:
Cash loaned to related party	—	(125,000)	—
Purchase of property and equipment	(394)	(16,655)	—
Film development costs capitalized	(2,500)	(5,500)	—
Investment in Car Pool Guy Partners, LLC	(20,000)	—	—
Net cash used by investing activities	$(22,894)	$(147,155)	$—

The accompanying notes are an integral
part of the financial statements.

	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004	For the Year Ended February 28, 2003
Cash flows from financing activities:
Issuance of common stock	$185,000	$930,000	$—
Cash contributed by stockholders	—	2,000	10,850
Proceeds from related party borrowings	268,000	—	1,000
Proceeds from short-term borrowings	249,000	—	—
Repayment of related party borrowings	—	(50,000)	—

Net cash provided by financing activities	702,000	882,000	11,850

Net increase (decrease) in cash	(640)	12,200	(206)

Cash, beginning of period	12,200	—	206

Cash, end of period	$11,560	$12,200	$—

Interest paid	$—	$145	$—

Income taxes paid	$2,400	$1,600	$—

Stock subscriptions	$—	$155,000	$—

Movie script contributed to investment in LLC	$4,000	$—	$—

The accompanying notes are an integral
part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                   Summary of Business and Significant Accounting Policies

a.             Summary of Business

Public Media Works, Inc. (formerly Burnam Management, Inc.) was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was formed to seek business opportunities. On August 30, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The Company plans to utilize the concept of interactive marketing. Interactive marketing is a new method to market, promote and produce films. The new marketing method will presell product placement in films to help fund production costs in the initial stages. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company.

This is the first period that the Company has not been reported as a “Development Stage Company” because principal operations have commenced and significant revenues are now being generated.

b.             Principles of Consolidation

The consolidated financial statements contain the accounts of the company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

c.             Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

d.             Accounts Receivable

Accounts receivable is recorded at the amount the Company expects to collect on balances outstanding at year-end. Management closely monitors outstanding balances and writes off, as of year-end, all balances that are deemed uncollectible by the time the financial statements are issued.

e.             Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred.

f.              Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using straight-line methods based on estimated useful lives of five to seven years.

g.             Revenue Recognition

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

h.             Net Loss Per Share

The net loss per share calculation is based on the weighted average number of shares outstanding during the period.

i.              Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j.              Fair Value of Financial Instruments

The amounts reported for cash, receivables, accounts payable, and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

2.                   Revenues

For the year ended February 28, 2005, the Company has recognized $125,000 of revenue. $50,000 was earned for writing a movie script in March 2004 called “Over the Hedge”. $75,000 was earned for producing a pilot for a potential television reality show.

3.                   Note Receivable, Related Party

On February 28, 2005 and February 29, 2004, the Company has a $125,000 note receivable. On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by stockholders of Public Media Works, Inc. The note receivable bears interest at 4% and matured on June 20, 2004, which is now in default. The note is secured by the stockholders’ stock (625,000 common shares) in Public Media Works, Inc.  The Company is currently negotiating repayment terms on the note receivable. Under terms of the original agreement, $5,000 of interest income would have been recorded in the year ending February 28, 2005, however, due to the non-payment, interest has not been recorded in the current year. $986 of interest income was recorded in the Statement of Operations for the year ended February 29, 2004.

4.                   Film Development Costs

At February 28, 2005 and February 29, 2004, the Company has capitalized $4,000 and $5,500 for film development costs. The Company paid a total of $8,000 for the purchase of two original screenplays. One screenplay was contributed to its investment in Car Pool Guy Partners, LLC at a cost of $4,000. See note 5. The Company intends to develop the remaining screenplay into a feature film within the next three years.

5.                   Investment in Limited Liability Company

At February, 28, 2005, the Company has invested $24,000 in Car Pool Guy Partners, LLC. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company will receive a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At February 28, 2005, $20,000 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $24,000.

An officer and stockholder of the Company is also a one-third owner in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

6.                   Property and Equipment

Property and equipment comprises the following at February 28, 2005 and February 29, 2004:

	2005	2004
Furniture and leasehold improvements	$20,649	$20,649
Computer and office equipment	54,836	54,443
	75,485	75,092
Less: accumulated depreciation	52,518	38,846

Property and equipment, net	$22,967	$36,246

Depreciation expense for the years ended February 28, 2005 and February 29, 2004 was $13,672 and $12,224, respectively.

7.                   Deferred Revenue

At February 28, 2005, the company has received an advance of $10,000 for producing the film “Car Pool Guy”. See note 5. In accordance with its revenue recognition policy, the producing fee has been properly reported as deferred revenue until all conditions of revenue recognition have been met.

8.                   Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expires on August 18, 2005. At February 28, 2005, the outstanding balance is $168,000.

9.                   Note Payable, Stockholders

Stockholder notes payable consist of the following at February 28, 2005 and February 29, 2004:

	2005	2004
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$410,461	$410,461

Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

	2005	2004
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due February 15, 2005.	100,000	—

Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	3,000	—

	$530,176	$427,176

10.                 Notes Payable

Notes payable consist of the following at February 28, 2005 and February 29, 2004:

	2005	2004
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due June 1, 2005.	$225,000	$—

Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	24,000	—

	$249,000	$—

11.                 Issuance of Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On March 3, 2000, 5,000,000 shares of common stock were issued for services rendered with an aggregate consideration of $210.

On August 30, 2003, 20,000,000 shares of common stock were issued in a share exchange agreement with a private company, Public Media Works, Inc. (PMW). PMW is a wholly-owned subsidiary of the Company and is considered the survivor. Burnam Management, Inc. had no assets, liabilities or operations at the time of the merger.

In September 2003 through February 2004, the Company issued 512,500 shares of its common stock at $.40 per share for a total amount of $205,000.

On February 13, 2005, the Company issued 40,000 shares of its common stock at $.75 per share for a total amount of $30,000.

12.                 Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

13.                 Income Taxes

The provision for income tax consists of the following components at February 28, 2005, February 29, 2004 and February 28, 2003:

	February 28, 2005	February 29, 2004	February 28, 2003
Current:
Federal income taxes	$—	$—	$—
State income taxes	1,600	1,600	800
Deferred	—	—	—
	$1,600	$1,600	$800

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	February 28, 2005	February 29, 2004	February 28, 2003
Expected tax benefit using regular rates	$(373,647)	$(264,461)	$(92,486)
State minimum tax	1,600	1,600	800
Valuation allowance	373,647	264,461	92,486

Tax Provision	$1,600	$1,600	$800

Due to the Company transitioning from a development stage company to an operating company and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	February 28, 2005	February 29, 2004	February 28, 2003
Deferred tax assets	$980,656	$621,584	$356,771
Valuation allowance	(980,656)	(621,584)	(356,771)
Deferred tax liabilities	—	—	—

Net deferred tax assets	$—	$—	$—

The Company has loss carry-forwards totaling $2,297,125 that may be offset against future federal income taxes. If not used, the carry-forwards will expire as follows:

Operating Losses

2020	$380,704
2021	128,030
2022	125,383
2023	657,670
2024	1,005,338

$2,297,125

14.                 Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $1,100,561 during year ended February 28, 2005 and accumulated losses of $2,945,074 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,433,637 at February 28, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

15.                 Subsequent Event

On May 4, 2005, the Company issued 1,100,000 of its authorized common shares to two companies in exchange for providing consulting services for the period July 11, 2004 through July 10, 2005. The consulting services are valued at $120,000 or $.109 per share.

16.                 Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company is investigating the claim and has accrued and recorded the amount in the February 28, 2005 financial statements.

17.                 New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for public entities in the first interim or annual reporting period beginning after June 15, 2005. The Company has not yet assessed the impact of adopting this new standard.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disputes or disagreements with Burnham & Schumm, P.C., our independent outside auditors, which have been engaged by the Company since May 2003.

ITEM 8A.    CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer, concluded that as of the date of that evaluation our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Also, we have investments in certain unconsolidated entities.  Since we do not control or manage these entities, our disclosure controls and procedures with respect to those entities are substantially more limited than those we maintain with respect to our consolidated subsidiaries.  These unconsolidated entities are not considered material to our consolidated financial position or results of operations.

Our management, including the Chief Executive Officer and Acting Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Based on that evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that there has been no such change during the period covered by the report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Each of its directors is elected by the stockholders to a term of one (1) year and serves until his successor is elected and qualified.  Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office.  The Board of Directors has no nominating, audit, or compensation committees.

The following table sets forth certain information regarding executive officers and directors of the Company as of February 28, 2005:

Name and Address	Age	Position
Thomas A. Szabo	44	Chairman and Chief Executive Officer
Corbin Bernsen	50	President and Director
Shaun D.C. Edwardes	41	Executive Vice President, Acting Chief Financial Officer and Director

THOMAS A. SZABO has served as Chairman and Chief Executive Officer to its company since August 30, 2003.  From November 1, 2002 to the date of its merger, he served as Chief Executive Officer and Chairman to Public Media Works, Inc. its predecessor.  From May 1997 to June 2002, Mr. Szabo served as Chairman and Chief Executive Officer to Digital On-Demand, Inc., and interactive digital entertainment network.  Mr. Szabo also served on the Board of Directors of Alliance Entertainment Corp., a privately held global entertainment distributor, from August 2000 until the purchase of Alliance Entertainment by Source Interlink Companies in March 2005.  In addition, Mr. Szabo serves as Chairman of Telanetix, Inc, a privately held real-time interactive network for business and entertainment communication, a position he has held since June 2002.  Mr. Szabo also currently serves on the Board of Directors of Digital On-Demand, Inc.

CORBIN BERNSEN has served as President and a Director since August 30, 2003. Prior to that, Mr. Bernsen served as President and a director to Public Media Works, Inc., its predecessor, from November 2002 to August 30, 2003.  From February 2002 through July 2003, Mr. Bernsen was Chief Executive Officer and a director to 1st Step, Inc., a privately held entertainment consulting company. Mr. Bernsen served as Chief Executive Officer to Public Media Works from its inception in March 2000 until November 2002. Mr. Bernsen continues to serve as sole owner of Team Cherokee, Inc., which serves as Mr. Bernsen’s vehicle for maintaining his acting contracts and agreements, a position he has held since 1987.  Mr. Bernsen continues to for work as an actor and scriptwriter for films and television.

SHAUN D.C. EDWARDES has served as Executive Vice President, Acting Chief Financial Officer and a Director since August 30, 2003.  Prior to that time, he served as Executive Vice President, Acting Chief Financial Officer and a director to Public Media Works, its predecessor, from inception in May 2000 to August 30, 2003.  Mr. Edwardes served as a director to 1st Step, Inc., a privately held entertainment consulting company, from February 2002 to June 2003.  Mr. Edwardes served as Executive Vice President and interim Chief Executive Officer to EssTec, Inc., a privately held software platform development company, from March 2002 to September 6, 2002.  Mr. Edwardes served as Vice President of Business Development to Voxsurf Software Ltd., a private software development company, from August 1999 to January 2000.  He also served as sole owner of DC Management, a talent management company for recording artists, from January 1999 to August 1999.

Board of Directors

The Company’s organizational documents authorize five board members, three of which are currently filled by Mr. Szabo, Mr. Bernsen, and Mr. Edwardes.  The Company is currently seeking two independent directors for its Board of Directors.

The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures.  The Company does not anticipate compensating its directors for board or committee participation or other service to the Company at this time.  The Company is seeking between one and two independent directors at this time, and anticipates entering into some compensation arrangement with them, in addition to reimbursement of out-of-pocket expenditures, based upon its financial position at the time of election.

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

•              Sid Ganis - Vice Chairman of Columbia Picture, Emeritus

•              Barry Kemp - creator of “Newhart”, “Coach”, “Patch Adams” and “Catch Me if You Can”

•              Jordan Kerner - producer of “Less Than Zero”, “Fried Green Tomatoes”

•              Ed Scott - producer of “Young and the Restless”

The Board of Advisors consists of a number of entertainment industry leaders with vast and varied experience in several entertainment business sectors. The Company consults with its advisors regularly for general insight on the entertainment industry, and specific advice regarding actual or potential projects.  The Company’s consultations with these members are informal and vary in frequency based upon the projects the Company are developing, and stage of development, at any given time.  All members formally accepted their positions as advisors, and there are no term limits for any of its advisors.  The Company does not have any formal agreements with any of its advisors, and none receive compensation for their services.

Family Relationships

There are no family relationships among members of management or the Board of Directors of the Company.

Compensation

The Company does not have any stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of its officers or directors, although the Board of Directors may recommend adoption of one or more such programs in the future.  The Company has no employment contracts or compensatory plans or arrangements with any of its executive officers.

Audit Committee

The entire Board of Directors of the Company is acting as the Company’s Audit Committee.   The Company does not currently have an “audit committee financial expert”.   The Company’s by-laws permit it to maintain a Board consisting of up to five members.  Accordingly, the Company is seeking at least one additional director who is deemed a “financial expert” to serve as member of the audit committee, but as of the date of this report has been unable to retain such a director.

Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders can nominate directors.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Securities Act of 1934, the Company notes the following delinquencies for the period ended February 28, 2005:  Messrs. Szabo, Bernsen or Edwardes did not file their Forms 3 on a timely basis. Each Form 3 was filed on August 5, 2004.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company.  The Code is attached an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004.  The Code is also available free of charge upon request to the Company at 14759 Oxnard Street, Van Nuys, California 91411, Attention: Shaun Edwardes.

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Year (fiscal year ending February 28 or 29	Salary	Bonus	Other Annual Compensation	All Other Compensation
		($)	($)	($)
Thomas A. Szabo,	2005	87,506	N/A	11,000(3)	N/A
Chief Executive	2004	110,000	5,000	N/A	N/A
Officer	2003(2)	N/A	N/A	N/A	5,000,000 shares(4)

Corbin Bernsen,	2005	87,506	N/A	11,000(3)	N/A
President	2004	110,000	5,000	N/A	N/A
	2003(5)	N/A	N/A	N/A	5,000,000 shares (4)

Shaun Edwardes,	2005	87,506	5,000	11,000(3)	N/A
Executive VP,	2004	110,000	5,000	N/A	N/A
Acting CFO	2003	N/A	N/A	N/A	5,000,000 shares (4)

(1)           The Company has not granted any options, SARs or LTIPs, nor does the Company maintain any stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, although the Board of Directors may recommend adoption of one or more such programs in the future.

(2)           Mr. Szabo became Chief Executive Officer in November 1, 2002.  Prior to that time, Mr. Szabo was unaffiliated with the Company.

(3)           Mr. Szabo, Mr. Bernsen and Mr. Edwardes each received a car allowance in the amount of $11,000 during fiscal year 2004.

(4)           There was no publicly traded market for these shares at the time of issuance, and the Company had a negative net tangible book value.  Accordingly, these shares were valued at par value of $0.0001.

(5)           Mr. Bernsen served as Chief Executive Officer and President from May 2000 to October 31, 2002.

Employment Contracts

The Company has no employment contracts with its executive officers.  The Company does not have a compensation committee, and the Company has not adopted any compensation policies.

The Board of Directors has established that each and all of its executive officers are compensated at a fixed rate of $10,000 per month for services rendered, subject to adjustment by the Board of Directors.   As discussed above, the executive officers agreed to waive the payment of such salaries during a portion of fiscal year 2005. Executive officers are also entitled to payment or reimbursement of expenses incurred which are related to carrying out their position.  Executive officers serving in multiple capacities concurrently are not entitled to more than one salary as an executive officer, but may be provided with additional compensation at the discretion of the Board of Directors.  The Board of Directors will re-evaluate the salary of each and all of the executive officers annually, and determine modifications in compensation based upon services rendered and the resources of the company then available.  This compensation is in addition to any equity compensation received by any executive officer based upon individual merit or arrangement.  There is no compensation committee of the Board of Directors and no compensation policies have been adopted.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information as of May 9, 2005 with respect to the beneficial ownership of its common stock by all persons known by us to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group.  Unless otherwise specified, the named beneficial owner has, to its knowledge, either sole or majority voting and investment power.

Title of Class	Name and Address of Beneficial Owner (1)	Number of Shares Held	Percent of Class (2)
Common	Thomas A. Szabo (3)	5,000,000	18.8%
Common	Corbin Bernsen (4)	5,000,000	18.8%
Common	Shaun D.C. Edwardes (5)	5,000,000	18.8%
All officers and directors as a group (3 persons)		15,000,000	56.4%

(1)           Unless otherwise indicated, all addresses are 14759 Oxnard Street, Van Nuys, California 91411.

(2)           Percentages are based on 26,652,500 shares of common stock issued and outstanding as of May 9, 2005.

(3)           Mr. Szabo is the Company’s Chairman and Chief Executive Officer.

(4)           Mr. Bernsen is the Company’s President and a Director.

(5)           Mr. Edwardes is the Company’s Acting Chief Financial Officer, Executive Vice President and a Director.

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All material assets for the Company, which consists primarily of scripts, treatments and other intellectual property, were contributed to PMW prior to the merger in 2003 by Messrs. Edwardes, Szabo and Bernsen, who constitute the promoters of PMW.  Prior to the Company’s merger with Burnam Management in 2003, Burnam Management held no assets or capital.  The sole shareholder of Burnam Management was Mr. Rick Plotnikoff, who purchased all of the outstanding equity of Burnam Management from Mr. Gerald

Ghini.  Mr. Plotnikoff and Mr. Ghini constituted the promoters of Burnam Management, neither of whom appears to have contributed anything to Burnam Management other than the resources required to publicly register its equity securities and maintain such registration.

In May 2000, Mr. Bernsen and Mr. Edwardes each received 5,000,000 restricted shares of common stock in PMW in exchange for intellectual property contributed to PMW and services rendered to PMW.  In November 2002, Mr. Szabo received 5,000,000 shares of restricted stock of PMW in exchange for services rendered as Chief Executive Officer.  On August 30, 2003, in connection with the share exchange and merger between PMW and Burnam Management, Mr. Bernsen, Mr. Edwardes and Mr. Szabo each exchanged their 5,000,000 shares in PMW for 5,000,000 shares of Company Common Stock.

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%.  The promissory note is payable on demand.  As of February 28, 2005, the Company had an outstanding balance of $532,960 under the promissory note, including accrued interest.

In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company.  This obligation is payable upon demand and bears no interest.  As of February 28, 2005, the outstanding balance under this obligation was $16,715.

On June 1, 2004, the Company entered into a promissory note with Michael Wittlin, an employee of the Company at such time.  The principal balance of this note was $225,000, bearing interest at 6%, and maturing on June 1, 2005.  As of February 28, 2005, the outstanding balance under this note was $234,863, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation.  Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation.  The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005.  The outstanding balance on this account as of February 28, 2005 was $171,123, including accrued interest.  The amount outstanding under this letter of credit is payable on demand.

As discussed above, in December 2003 the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for operations.  The note to Old Tucson matured on June 20, 2004, and bears interest at 4%.  The outstanding balance under the note on February 28, 2005 was $125,986, including accrued and unpaid interest.   The note is secured by all of the shareholders’ stock in the Company.  The controlling shareholders of Old Tucson own stock in the Company although each and in the aggregate hold less than 5% ownership in the Company.  As a result of the Company’s mutual shareholders, the Company’s loan to Old Tucson may have been deemed a loan to a related party.  The Company is currently in negotiations with Old Tucson to extend the term of this note.

As discussed above, two of the principals of Carpool LLC are Thomas Szabo, the Company’s Chief Executive Officer, and Mr. Mike Wittlin, a former Company employee, each of whom owns 33% of the LLC.

In January 2005, Mr. Szabo, the CEO and a director of the Company, loaned the Company $3,000. bearing interest at 6% and payable on demand.  On February 28, 2005, the outstanding balance under this loan was $3,029.

The Company does not maintain a formal conflicts of interest policy with respect to related and/or affiliated parties.  All transactions with affiliated parties are conducted at arms-length.

ITEM 13.               EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (9)
3.1	Certificate of Incorporation of Burnam Management, Inc. (1)
3.2	Certificate of Amendment of Certificate of Incorporation (2)
3.3	By-laws of Burnam Management, Inc. (1)
3.4	Amended By-laws of Public Media Works, Inc. (9)
4.1	Form of Stock Certificate (5)
5.1	Opinion by David B. Stockard Attorney at Law (5)
10.1	Form of Letter of Intent for appearing talent (5)
10.2	Writers Agreement between the Company and Peter Soldinger dated September 11, 2003 (5)
10.3	Writers Agreement between the Company and Peter Soldinger dated February 3, 2004 (5)
10.4	Distribution Agreement between the Company and Regent Entertainment, Inc. dated February 9, 2004 (8)
10.5	Distribution Agreement between the Company and OBN Holdings, Inc., dated February 20, 2004 (6)
10.6	Agreement between the Company and Stone-Stanley Productions dated October 10, 2003 (6)
10.7	Amendment to Agreement between the Company and Stone-Stanley Productions dated April 22, 2004 (6)
10.8	Agency Representative Agreement between the Company and U4oria, Inc. dated January 29, 2004 (6)
10.9	Promissory Note with George Mainas dated August 30, 2000 (6)
10.10	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (5)
10.11	Agreement between the Company and Behind the Hedge Productions, dated February 27, 2004 (6)
10.12	Agreement between the Company and the American Basketball Association dated February 5, 2004 (5)
10.13	Agreement between the Company and MMT Solutions, dated August 25, 2000 (6)
10.14	Letter of Termination and Release between the Company and MMT Solutions dated June 2, 2003 (6)
10.15	Agreement between the Company and New Media Dimensions, Inc. dated August 8, 2003 (6)
10.16	Affiliation Agreement between the Company and Amazon.com, Inc. dated May 14, 2002 (5)
10.17	Affiliation Agreement between the Company and Allposters.com, Inc. dated May 14, 2002 (5)
10.18	Agreement between the Company and Charles Sherman Public Relations, dated September 22, 2003 (6)
10.19	Promissory Note with Old Tucson Company dated December 19, 2003 (6)
10.20	Letter of Intent between the Company and Old Tucson Company dated December 8, 2003 (6)
10.21	Agreement between the Company and Mike Wittlin dated June 1, 2004 (7)
10.22	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (9)
10.23	Agreement between the Company and F. James McCarl dated August 15, 2004 (10)
10.24	Joint Venture and Production Agreement among the Company, Neon DVD, Inc., and

Familian Productions, LLC dated August 17, 2004 (10)
10.25	NFPMW, LLC Articles of Organization (11)
10.26	Exclusive Production Agreement between the Company and Carpool Guy Partners, LLC dated October 15, 2004 (11)
10.27	Savvior Technology Solutions Sales Agreement dated October 11, 2004
10.28	Distribution Agreement between the Company and L.A. Ideas, Inc. dated April 1, 2005
14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (3)
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(1)           Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000 (File No.: 0-29901).

(2)           Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)           Incorporated by reference from the Company’s Form 10K-SB, as filed on August 18, 2004 (File No.: 0-29901)

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

(11)         Incorporated by reference from Amendment No. 5 to the Company’s Form SB-2, as filed January 4, 2005.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K for the last quarter of the year ended February 28, 2005.

ITEM 14.               PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $22,452 and $12,452, respectively, to its principal accountant for the audit of its annual financial statements and review of its financial statements included in its Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal years ended February 28, 2005 and February 29, 2004.

Audit-Related Fees

The Company paid an aggregate of $0 to its principal accountant for assurance and related services by its principal accountant that were reasonably related to the performance of the audit of review of its financial statements (and were not reported herein) for the fiscal years ended February 28, 2005 and February 29, 2004.

Tax Fees

The Company paid an aggregate of $3500 and $1350, respectively, to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 28, 2005 and February 29, 2004.  Such services comprised the following: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 28, 2005 and February 29, 2004.

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

Public Media Works, Inc.
(Registrant)

Date: June 14, 2005	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Thomas A. Szabo
Thomas A. Szabo	Chief Executive Officer and	June 14, 2005
Chairman

/s/ Corbin Bernsen
Corbin Bernsen	President and Director	June 14, 2005

/s/ Shaun D.C. Edwardes

Shaun D.C. Edwardes	Executive Vice President,	June 14, 2005
Acting Chief Financial Officer
and Director