Form 10QSB
period 2005-05-31
PUBLIC MEDIA WORKS INC
filed 2005-07-20
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

818-904-9029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 27,054,191 shares of common stock issued and outstanding as of July 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MAY 31, 2005

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Assets	May 31, 2005	February 28, 2005
Current Assets:
Cash	$1,356	$11,560
Accounts receivable, less allowance for doubtful accounts of $ - 0 -	2,606	3,876

Total current assets	3,962	15,436

Property and equipment, net	19,967	22,967

Other Assets:
Film development costs	4,000	4,000
Note receivable, related party	125,000	125,000
Investment in limited liability company	29,000	24,000

Total other assets	158,000	153,000

Total Assets	$181,929	$191,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$224,369	$255,351
Accrued salaries and related taxes	194,762	97,198
Accrued interest	14,194	10,459
Accrued interest, stockholders	136,451	128,889
Deferred revenue	10,000	10,000
Note payable, line of credit, related party	182,622	168,000
Notes payable, stockholders	444,876	530,176
Notes payable	249,000	249,000

Total current liabilities	1,456,274	1,449,073

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 27,054,191 and 25,552,500 issued and outstanding	2,705	2,555
Additional paid-in capital	1,965,376	1,684,849
Accumulated deficit	(3,242,426)	(2,945,074)

Total Stockholders’ Equity	(1,274,345)	(1,257,670)

Total Liabilities and Stockholders’ Equity	$181,929	$191,403

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2005		For the Three Months Ended May 31, 2004
Revenues, movie script sale		$—		$50,000

Operating Expenses:
Advertising and promotion		9,630		3,294
Auto expenses		3,230		6,050
Professional fees		66,221		41,946
Office expenses		3,393		2,603
Rent		2,700		2,954
Salaries		97,564		170,012
Payroll taxes		—		14,112
Telephone and utilities		2,455		4,165
Consulting costs		11,240		18,700
Investor relations		45,000		—
Web site development costs		25,825		—
Depreciation		3,000		3,000
Travel and entertainment		4,196		32,085
Other		6,089		5,045

Total operating expenses		280,543		303,966

Operating loss		(280,543)		(253,966)

Other income (expense):
Interest income		—		1,250
Interest expense		(15,209)		(6,800)

Total other income (expense)		(15,209)		(5,550)

Loss before income taxes		(295,752)		(259,516)
Provision for income taxes		1,600		1,700

Net loss		$(297,352)		$(261,216)

Net loss per share	$	( .01)	$	( .01)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31, 2005	For the Three Months Ended May 31, 2004
Cash flows from operating activities:
Net loss	$(297,352)	$(261,216)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	3,000	3,000
Common stock issued for services and interest expense	180,677	—
Decrease in shareholder receivable	—	65,000
Decrease in accounts receivable	1,270	—
Increase in prepaid expenses and interest receivable	—	(636)
Increase in accounts payable and accrued expenses	77,879	43,734

Net cash used by operating activities:	(34,526)	(150,118)

Cash flows from investing activities:
Purchase of property and equipment	—	(393)
Film development costs capitalized	—	(2,500)
Investment in Car Pool Guy Partners, LLC	(5,000)	—

Net cash used by investing activities	$(5,000)	$(2,893)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31, 2005	For the Three Months Ended May 31, 2004
Cash flows from financing activities:
Issuance of common stock	$—	$155,000
Proceeds from related party borrowings	29,322	—

Net cash provided by financing activities	29,322	155,000

Net increase (decrease) in cash	(10,204)	1,989
Cash, beginning of period	11,560	12,200

Cash, end of period	$1,356	$14,189

Interest paid	$—	$—

Income taxes paid	$—	$4,100

1,241,911 common shares issued to pay company expenses	$176,765	$—

259,780 common shares issued to retire note payable and accrued interest	$103,912	$—

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

For the three months ended May 31, 2005 and 2004, the Company has recognized $-0- and $50,000 of revenue, respectively. $50,000 was earned for writing a movie script in March 2004 called “Over the Hedge”.

3.	Note Receivable, Related Party

On May 31, 2005 and February 28, 2005, the Company has a $125,000 note receivable. On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by stockholders of Public Media Works, Inc. The note receivable bears interest at 4% and matured on June 20, 2004, which is now in default. The note is secured by the stockholders’ stock (625,000 common shares) in Public Media Works, Inc. The Company is currently negotiating repayment terms on the note receivable. Under terms of the original agreement, $1,250 of interest income would have been recorded in the period ending May 31, 2005, however, due to the non-payment, interest has not been recorded. $1,250 of interest income was recorded in the Statement of Operations for the period ended May 31, 2004.

4.	Film Development Costs

At May 31, 2005 and February 28, 2005, the Company has capitalized $4,000 for film development costs. The Company paid a total of $8,000 for the purchase of two original screenplays. One screenplay was contributed to its investment in Car Pool Guy Partners, LLC at a cost of $4,000. See note 5. The Company intends to develop the remaining screenplay into a feature film within the next three years.

5.	Investment in Limited Liability Company

At May 31, 2005 and February, 28, 2005, the Company has an investment of $29,000 and $24,000 in Car Pool Guy Partners, LLC, respectively. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company will receive a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At May 31, 2005, $25,000 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $29,000.

An officer and stockholder of the Company is also a one-third owner in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

6.	Property and Equipment

Property and equipment comprises the following at May 31, 2005 and February 28, 2005:

	May 31, 2005	February 28, 2005
Furniture and leasehold improvements	$20,649	$20,649
Computer and office equipment	54,836	54,836

	75,485	75,485
Less: accumulated depreciation	55,518	52,518

Property and equipment, net	$19,967	$22,967

Depreciation expense for the periods ended May 31, 2005 and 2004 was $3,000.

7.	Deferred Revenue

At May 31, 2005 and February 28, 2005, the company has recorded $10,000 of deferred revenue for producing the film “Car Pool Guy”. See note 5. In accordance with its revenue recognition policy, the producing fee has been properly reported as deferred revenue until all conditions of revenue recognition have been met.

8.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expires on August 18, 2005. At May 31, 2005 and February 28, 2005, the outstanding balance is $182,622 and $168,000, respectively.

9.	Note Payable, Stockholders

Stockholder notes payable consist of the following at May 31, 2005 and February 28, 2005:

	May 31, 2005	February 28, 2005
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$410,461	$410,461

Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

	May 31, 2005	February 28, 2005
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due February 15, 2005.	—	100,000

Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	17,700	3,000

	$444,876	$530,176

10.	Notes Payable

Notes payable consist of the following at May 31, 2005 and February 28, 2005:

	May 31, 2005	February 28, 2005
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due June 1, 2005.	$225,000	$225,000

Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	24,000	24,000

	$249,000	$249,000

11.	Issuance of Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On March 3, 2000, 5,000,000 shares of common stock were issued for services rendered with an aggregate consideration of $210.

On August 30, 2003, 20,000,000 shares of common stock were issued in a share exchange agreement with a private company, Public Media Works, Inc. (PMW). PMW is a wholly-owned subsidiary of the Company and is considered the survivor. Burnam Management, Inc. has no assets, liabilities or operations at the time of the merger.

In September 2003 through February 2004, the Company issued 512,500 shares of its common stock at $.40 per share for a total amount of $205,000.

On February 13, 2005, the Company issued 40,000 shares of its common stock at $.75 per share for a total amount of $30,000.

On May 4, 2005, the Company issued 1,100,000 shares of its common stock to two companies that are providing consulting services for the period July 11, 2004 through July 10, 2005. The consulting services are valued at $120,000 or $.109 per share.

Effective April 26, 2005, the Company entered into a promissory note conversion agreement. A $100,000 note payable and $3,912 of accrued interest were converted into 259,780 shares of common stock at $.40 per share.

On May 31, 2005, the Company paid for $56,765 of legal fees by issuing 141,911 shares of common stock at $.40 per share.

12.	Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock.

13.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $1,700 has been reported in the statement of operations for the periods ended May 31, 2005 and 2004, respectively. The Company has loss carryforwards totaling $2,297,125 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2024. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

14.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $297,352 during period ended May 31, 2005 and accumulated losses of $3,242,426 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,452,312 at May 31, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

15.	Subsequent Event

On July 18, 2005, as part of a mutual settlement and release agreement with a former employee, the Company agreed to issue 1,700,000 shares of its common stock to an individual to convert a $225,000 note payable into equity. The price per share at the conversion date is $.13. In addition, the Company agreed to issue 600,000 shares of its common stock to the same individual for termination of his employment. The price per share at the date of the agreement is $.13. The May 31, 2005 financial statements include a $78,000 accrual to reflect the compensation settlement. In addition, the Company has signed a promissory note to pay the individual $180,000 for prior unpaid salary and expenses. The note is due July 17, 2006 and bears interest at 6%.

16.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has not contested the amount of the claim and has accrued and recorded the amount in the May 31, 2005 financial statements.

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

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following plan of operation should be read in conjunction with the Company’s financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. The Company’s actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

The Company’s plan of operations for the next twelve months is as follows.

The Company had no revenues during the quarter ended May 31, 2005. As of May 31, 2005, the Company had a cash balance of $1,356. After the period ending May 31, 2005, the Company received additional loans of $34,700, and management believes the Company currently has cash on hand to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources through September 1, 2005. The Company will need to raise additional funds in the next twelve months for working capital and marketing expenses related to its current film project. The Company anticipates raising such funds through a revolving credit facility, debt, convertible debt, or the sale of equity. The Company has entered into an agreement with JPC Capital Partners to raise up to $5,000,000 of addition financing and has had preliminary discussions with several potential investors. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company also anticipates entering into joint ventures with third parties to fund specific television and film projects. None of the Company’s agreements with production companies, actors or distribution companies, including but not limited to letters of intent, require additional capital contributions other than as described herein. Over the next twelve months, the Company does not anticipate significant changes in the number of the Company’s employees, nor does the Company anticipate the purchase or sale of any significant equipment. The Company anticipates that the research and development costs related to its website and virtual studio for the next twelve months will be approximately $3,000 per month.

The Company had a net loss of ($297,352) for the quarter ended May 31, 2005, and from March 3, 2000 (inception of Burnam Management) through May 31, 2005, the Company reported a cumulative net loss of ($3,242,426). To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of May 31, 2005, the Company has issued 15,000,000 shares of Common Stock to its management team in exchange for their services. As of May 31, 2005, the Company has an aggregate outstanding balance of $1,027,143 under the following obligations:

•	The Company entered into an unsecured promissory note with George Mainas, a Company stockholder, on August 30, 2000 in the principal amount of $340,000, bearing interest at 8%. As of May 31, 2005, the Company had an outstanding balance of $539,760 under the promissory note, including accrued interest. The promissory note is payable on demand.

•	On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expires on August 17, 2005. The outstanding balance on this account as of May 31, 2005 was $189,634, including accrued interest. The amount outstanding under this letter of credit matures on August 18, 2005.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of May 31, 2005, the outstanding balance under this obligation was $16,715.

•	On June 1, 2004, the Company entered into a promissory note with Michael Wittlin. The principal balance of this note was $225,000, bearing interest at 6%, and matured on June 1, 2005. As of May 31, 2005, the outstanding balance under this note was $238,238, including accrued interest. This note was subsequently converted into shares of common stock of the Company as discussed in Item 5 below.

•	On August 15, 2004, the Company entered into a promissory note with Mr. F. James McCarl, an unaffiliated third party. The principal balance of this note was $100,000, bearing interest at 6%, and became due and payable on February 15, 2005. On April 26, 2005, the date which Mr. McCarl agreed to convert the promissory note into 259,780 shares of common stock of the Company, the outstanding balance under this note was $103,912, including accrued interest.

•	On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Pearlman, an unaffiliated third party. The principal balance of this note was $24,000, bearing interest at 6%, and maturing on October 1, 2005. On May 31, 2005, the outstanding balance under this note was $24,956, including accrued interest.

•	In January 2005, Mr. Szabo, the CEO and a director of the Company, loaned the Company $3,000 bearing interest at 6% and is due on demand. Mr. Szabo loaned the Company an additional $14,700 in May 2005 under the same terms. On May 31, 2005, the outstanding balance under this loan was $17,840.

After the period covered by this report, the promissory note for Mr. Wittlin was converted into shares of Company common stock, which reduced the aggregate outstanding debt obligations of the Company as of May 31, 2005 by $225,000.

Anticipated Revenue

The Company has several projects in progress that are expected to be the Company’s primary sources of revenue during the next twelve months. While management believes these projects will generate revenue for the Company during the next twelve months, there can be no assurances that such projects will be completed in the next twelve months, or that such projects will result in any revenues. The following is a description of several Company projects which are expected to generate revenues during the next twelve months.

“Car Pool Guy”

The Company finished principal photography of its first feature film “Carpool Guy” in March 2005 The Company anticipates commercial release of the film in October 2005. The Company commenced pre-sales of DVDs for the film in May 2005. The Company funded film through its own funds and by entering into an Exclusive Production Agreement in October 2004 with Carpool Partners LLC (the “Carpool LLC”). Pursuant to the terms of the agreement, the Company’s financing partner, Carpool Guy Partners, LLC, owns 60% of the final production, and the Company owns 40%. Two of the principals of Carpool LLC are Thomas Szabo, the Company’s Chief Executive Officer, and Mr. Mike Wittlin, a former Company employee, each of whom owns 33% of the LLC. The Company expects to receive revenue from this film in the next twelve months.

“Fastest Car In America”

The Company has developed the concept for a reality-based street racing television show called “Fastest Car In America.” The Company has retained an agency to represent the Company to obtain an order for the show from a television network. The Company expects to receive revenue from this project during the next twelve months if the show is ordered by a television network.

“Reveal”

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC for the production of a reality-based television show entitled “Reveal.” Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal.” Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company received a production fee of $75,000 and twenty-five percent (25%) interest in NFPMW, LLC and the production. The Company received $75,000 in revenue from the project during fiscal year 2004. The Company completed post-production, and delivered the final product to NFPMW on or about December 6, 2004. NFPMW, LLC has entered into a twelve-month distribution agreement with Cinamour Entertainment pursuant to which Cinamour will receive a fee of twenty-five percent (25%) of the gross receipts derived from domestic sales and thirty percent (30%) of the gross receipts derived from international sales of the program during the term of the distribution agreement. The Company expects to receive revenue from this project during the next twelve months if the show is ordered by a television network.

Other Anticipated Revenue

The Company also anticipates generating revenues during the next twelve months from its sale of film and television related products and sponsorship and marketing relationships.

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

We are a newly organized corporation and have a limited operating history from which to evaluate our business and prospects. We have earned $125,000 in revenue from our inception to May 31, 2005. For the quarter ended May 31, 2005, we had a net loss of ($297,352) and we had a cumulative net loss of ($3,242,426) for the period since inception at March 3, 2000 to May 31, 2005. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely, and you may lose your entire investment. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

As of the date of our most recent audit, which included the fiscal years ended February 28, 2005 and February 29, 2004, we had not generated sufficient revenues for our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Although we have since begun to generate revenue, we are still operating at a net loss, and expect to continue to incur substantial losses as we complete the development of our business. We have not established any other source of equity or debt financing other than that which is described in our discussion entitled “Management’s Discussion and Analysis or Pan of Operations.” We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and motion pictures, that we will be able to produce and sell our scripts, shows and motion pictures, or that our virtual studio will become self-funding. We also cannot assure you that we will be able to generate sufficient revenue from advertisers and sponsors to fund our business or prevent strong fluctuations in our financial position based upon both demand and our ability to meet such demand in film and show development. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

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

All Of Our Revenues Were Generated By Two Clients. If We Fail To Diversify Our Revenue Base, We May Not Be Able To Generate Sufficient Revenues To Meet Our Expenditures. In This Event, We May Not Be Able To Continue Our Business Operations.

As of May 31, 2005, 100% of our revenues were derived from Behind the Hedge Productions and a joint venture with Neon DVD, Inc. and Familian Productions, LLC. We have generated all of our revenue from our agreement with these clients, and do not have an ongoing contract to do further work with either the joint venture or Behind the Hedge Productions as of May 31, 2005. Accordingly, if we fail to generate additional sources of revenue, we may not be able to continue our business operations.

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

As of May 31, 2005, our officers and directors own 55.4% of our issued and outstanding shares in the aggregate, and effectively control our company. Accordingly, our officers and directors will be able to elect all of our directors and inhibit your ability to cause a change in the course of our operations. Further, our officers and directors may effect a major transaction such as a merger without further shareholder approval. Our articles of incorporation do not provide for cumulative voting. They also have the power to prevent or cause a change in control and, without their consent, we could be prevented from entering into transactions that could be beneficial to us. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect our management and affairs.

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

If We Exceed Our Budgets In Our Projects, We May Be Unable To Recoup Our Costs, Which May Result In Our Inability To Fund Our Continuing Operations, As Well As Limit The Amount Of Capital We Have Available To Finance Other Projects Which May Generate Revenue

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

Under The Terms Of Completion Bonds Covering A Motion Picture Project, In The Event We Fail To Complete The Movie On Schedule And Within Budget, The Bond Company May Takeover Production, Which May Reduce The Artistic Integrity And Commercial Potential Of The Movie, Resulting In Reduced Revenue For The Company.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including any consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2005 the Company received a copy of a complaint filed in Los Angeles Superior Court in Van Nuys, California by Alexandra Wortsman for a breach of contract action alleging nonpayment of fees in the amount of $43,748.28 for services performed on behalf of the Company. The Company did not contest the compliant and intends to enter into an agreement with Ms. Wortsman for the payment of such fees.

Item 2.	Changes in Securities.

On April 26, 2005, the Company agreed to convert a promissory note in the principal amount of $100,000 into 259,780 shares of its common stock at a conversion price of $.40 per share. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Exchange Act of 1934 (the “Act”). This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On May 31, 2005, the Company issued 141,911 shares of its common stock at a conversion price of $.40 per share to its outside legal counsel in exchange for providing services to the Company for the period through May 30, 2005. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On July 18, 2005, the Company issued 2,300,000 shares of its common stock pursuant to the terms of the separation and general release agreement described below in Item 5. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective as of July 18, 2005, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Michael Wittlin, a former employee of the Company. Pursuant to the terms of the Separation Agreement, in exchange for a mutual release of claims and in fulfillment of all obligations to Mr. Wittlin under the terms of this employment agreement, the Company agreed to issue Mr. Wittlin 600,000 shares of its common stock and execute a promissory note in the principal amount of $180,000 which accrues interest at 6% and is due and payable in twelve months. As part of the Separation Agreement, Mr. Wittlin also agreed to convert his promissory note in the principal amount of $225,000, which was due and payable on June 1, 2005, into 1,700,000 shares of Company common stock. The shares issued in this transaction were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.29	Separation Agreement and General Release Agreement with Michael Wittlin dated July 18, 2005

10.30	Promissory Note Conversion Agreement with Michael Wittlin dated July 18, 2005

10.31	Promissory Note with Michael Wittlin dated July 18, 2005

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer

(b)	Reports on Form 8-K

The Company did not file any reports on Form 8-K for the period ended May 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: July 20, 2005	/s/ Thomas A. Szabo
	By:	Thomas A. Szabo
	Title:	Chief Executive Officer and Chairman