Form 10QSB
period 2005-08-31
PUBLIC MEDIA WORKS INC
filed 2005-10-24
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2005

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

818-904-9029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 29,960,991 shares of common stock issued and outstanding as of October 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☐

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2005	February 28, 2005
Assets
Current Assets:
Cash	$429	$11,560
Accounts receivable, less allowance for doubtful accounts of $-0-	—	3,876

Total current assets	429	15,436

Property and equipment, net	16,967	22,967

Other Assets:
Film development costs	4,000	4,000
Note receivable, related party	125,000	125,000
Investment in Car Pool Guy Partners, LLC	43,061	24,000

Total other assets	172,061	153,000

Total Assets	$189,457	$191,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$201,349	$255,351
Accrued salaries and related taxes	—	97,198
Accrued interest	1,316	10,459
Accrued interest, stockholders	149,137	128,889
Deferred revenue	10,000	10,000
Note payable, line of credit, related party	182,622	168,000
Notes payable, stockholders	655,477	530,176
Notes payable	24,000	249,000

Total current liabilities	1,223,901	1,449,073

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 29,710,991 and 25,552,500 issued and outstanding	2,971	2,555
Additional paid-in capital	2,379,810	1,684,849
Accumulated deficit	(3,417,225)	(2,945,074)

Total Stockholders’ Equity	(1,034,444)	(1,257,670)

Total Liabilities and Stockholders’ Equity	$189,457	$191,403

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31, 2005	For the Three Months Ended August 31, 2004
Revenues	$—	$20,000

Operating Expenses:
Advertising and promotion	7,540	12,711
Auto expenses	—	12,143
Health insurance	—	4,059
Professional fees	38,073	38,390
Investor relations	60,000	20,000
Listing fees	2,250	5,500
Office expenses	217	2,166
Rent	2,700	2,700
Salaries	(3,443)	117,715
Payroll taxes	—	9,540
Telephone and utilities	2,502	4,627
Consulting costs	34,050	3,743
Web site development costs	12,275	4,685
Depreciation	3,000	3,000
Travel and entertainment	18	60,400
Other	795	7,470

Total operating expenses	159,977	308,849

Operating loss	(159,977)	(288,849)

Other income (expense):
Interest income	—	1,250
Interest expense	(14,822)	(10,067)

Total other income (expense)	(14,822)	(8,817)

Loss before income taxes	(174,799)	(297,666)
Provision for income taxes	—	—

Net loss	$(174,799)	$(297,666)

Net loss per share	$(.01)	$(.01)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended August 31, 2005	For the Six Months Ended August 31, 2004
Revenues	$—	$70,000

Operating Expenses:
Advertising and promotion	17,170	16,005
Auto expenses	3,230	18,193
Health insurance	—	4,059
Professional fees	104,294	80,336
Investor relations	105,000	20,000
Listing fees	4,600	5,500
Office expenses	3,610	4,769
Rent	5,400	5,654
Salaries	94,121	287,727
Payroll taxes	—	23,652
Telephone and utilities	4,957	8,792
Consulting costs	45,290	22,443
Web site development costs	38,100	4,685
Depreciation	6,000	6,000
Travel and entertainment	4,214	92,485
Other	4,534	12,515

Total operating expenses	440,520	612,815

Operating loss	(440,520)	(542,815)

Other income (expense):
Interest income	—	2,500
Interest expense	(30,031)	(16,867)

Total other income (expense)	(30,031)	(14,367)

Loss before income taxes	(470,551)	(557,182)
Provision for income taxes	1,600	1,700

Net loss	$(472,151)	$(558,882)

Net loss per share	$(.02)	$(.02)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2005	For the Six Months Ended August 31, 2004
Cash flows from operating activities:
Net loss	$(472,151)	$(558,882)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	6,000	6,000
Common stock issued for services and interest expense	370,377	—
Accounts payable and accrued expenses converted to note payable	180,000	—
Decrease in accounts receivable	3,876	—
Decrease in shareholder receivable	—	65,000
Increase in prepaid expenses and interest receivable	—	(1,770)
Increase (decrease) in accounts payable and accrued expenses	(140,095)	34,934

Net cash used by operating activities:	(51,993)	(454,718)

Cash flows from investing activities:
Purchase of property and equipment	—	(393)
Film development costs capitalized	—	(2,500)
Investment in Car Pool Guy Partners, LLC	(19,061)	—

Net cash used by investing activities	$(19,061)	$(2,893)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2005	For the Six Months Ended August 31, 2004
Cash flows from financing activities:
Issuance of common stock	$—	$155,000
Proceeds from related party borrowings	59,923	325,000

Net cash provided by financing activities	59,923	480,000

Net increase (decrease) in cash	(11,131)	22,389
Cash, beginning of period	11,560	12,200

Cash, end of period	$429	$34,589

Interest paid	$—	$—

Income taxes paid	$—	$4,100

2,198,711 common shares issued to pay company expenses	$366,465	$—

1,959,780 common shares issued to retire notes payable and accrued interest	$328,912	$—

Accounts payable and accrued expenses converted to note payable	$180,000	$—

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Business and Significant Accounting Policies

a.	Summary of Business

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

For the six months ended August 31, 2005 and 2004, the Company has recognized $-0- and $70,000 of revenue, respectively. $50,000 was earned for writing a movie script in March 2004 called “Over the Hedge”. $20,000 was earned in the second quarter of 2004 for producing a pilot for a potential television reality show with a joint venture partner. See note 6.

3.	Note Receivable, Related Party

On August 31, 2005 and February 28, 2005, the Company has a $125,000 note receivable. On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by stockholders of Public Media Works, Inc. The note receivable bears interest at 4% and matured on June 20, 2004, which is now in default. The note is secured by the stockholders’ stock (625,000 common shares) in Public Media Works, Inc. The Company is currently negotiating repayment terms on the note receivable. Under terms of the original agreement, $2,500 of interest income would have been recorded in the six months ending August 31, 2005, however, due to the non-payment, interest has not been recorded. $2,500 of interest income was recorded in the Statement of Operations for the six months ended August 31, 2004.

4.	Film Development Costs

At August 31, 2005 and February 28, 2005, the Company has capitalized $4,000 for film development costs. The Company paid a total of $8,000 for the purchase of two original screenplays. One screenplay was contributed to its investment in Car Pool Guy Partners, LLC at a cost of $4,000. See note 5. The Company intends to develop the remaining screenplay into a feature film within the next three years.

5.	Investment in Car Pool Guy Partners, LLC

At August 31, 2005 and February, 28, 2005, the Company has an investment of $43,061 and $24,000 in Car Pool Guy Partners, LLC, respectively. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company will receive a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At August 31, 2005, $39,061 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $43,061.

An officer and stockholder of the Company is also a one-third owner in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

6.	Investment in NFPMW, LLC

On August 17, 2004, the Company received a 25% interest in NFPMW, LLC. The LLC was created so that if the reality television show pilot that the Company produced for $75,000 is sold to one of the television networks, the Company is to receive 25% of the future profits from the joint venture. At August 31, 2005 and

February 28, 2005, the investment in the LLC is -0-. The Company has made no capital contributions in the LLC and the LLC has had no income or loss since inception.

7.	Property and Equipment

Property and equipment comprises the following at August 31, 2005 and February 28, 2005:

	August 31, 2005	February 28, 2005
Furniture and leasehold improvements	$20,649	$20,649
Computer and office equipment	54,836	54,836

	75,485	75,485
Less: accumulated depreciation	58,518	52,518

Property and equipment, net	$16,967	$22,967

Depreciation expense for the periods ended August 31, 2005 and 2004 was $6,000.

8.	Deferred Revenue

At August 31, 2005 and February 28, 2005, the company has recorded $10,000 of deferred revenue for producing the film “Car Pool Guy”. See note 5. In accordance with its revenue recognition policy, the producing fee has been properly reported as deferred revenue until all conditions of revenue recognition have been met.

9.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and officer of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expires on August 18, 2005. At August 31, 2005, the line of credit has not been renewed and the creditor has demanded repayment. At August 31, 2005 and February 28, 2005, the outstanding balance is $182,622 and $168,000, respectively.

10.	Note Payable, Stockholders

Stockholder notes payable consist of the following at August 31, 2005 and February 28, 2005:

	August 31, 2005	February 28, 2005
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$411,062	$410,461
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006.	180,000	—
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	10,000	100,000
Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	37,700	3,000

	$655,477	$530,176

11.	Notes Payable

Notes payable consist of the following at August 31, 2005 and February 28, 2005:

	August 31, 2005	February 28, 2005
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due June 1, 2005.	$—	$225,000
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	24,000	24,000

	$24,000	$249,000

12.	Issuance of Common Stock

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

Effective June 13, 2005, the Company paid $60,000 of investor relations expense by issuing 150,000 shares of common stock at $.40 per share.

On July 18, 2005, the Company entered into a promissory note conversion agreement. A $225,000 note payable was converted into 1,700,000 shares of common stock at $.132 per share. In addition, the Company issued 600,000 shares of common stock to a former employee as part of a separation and general release agreement. The shares were valued at $.13 per share or $78,000. The $78,000 was accrued as salary expense in the prior quarter ending May 31, 2005.

In July 2005, the Company paid $51,700 of expenses by issuing 206,800 shares of common stock at $.25 per share. $25,000 was reported as consulting expense and $26,700 was reported of professional fees in the accompanying statement of operations.

13.	Stock Options and Warrants

No options or warrants are outstanding to acquire the Company’s common stock at August 31, 2005. On October 1, 2005, stock options were granted. See note 16.

14.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $1,700 has been reported in the statement of operations for the periods ended August 31, 2005 and 2004, respectively. The Company has loss carryforwards totaling $2,213,608 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2025. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

15.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $472,151 during period ended August 31, 2005 and accumulated losses of $3,417,225 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,223,472 at August 31, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.	Subsequent Events

On September 6, 2005, the Company purchased the assets of World Equities, LLC for 250,000 shares of its common stock valued at $.25 per share or $62,500. The purchase resulted in the Company acquiring the rights to two shows, A Taste of History and Run N Gun.

On October 1, 2005, the Company entered into two employment agreements and one consulting agreement with two officers of the Company and the chairman of the board of directors. The agreements are for one year of service at $10,000 per month for each individual. In addition, each of the individuals received stock options to purchase up to 1,000,000 shares of the Company’s common stock at $.25 per share. The stock options expire on October 1, 2008.

On October 1, 2005, the Company granted its legal counsel stock options to purchase up to 500,000 shares of its common stock at $.25 per share. The stock options expire on October 1, 2008.

17.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has not contested the amount of the claim and has accrued and recorded the amount in the August 31, 2005 financial statements.

18.	New Accounting Pronouncements

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

The Company’s plan of operations for the next twelve months is as follows:

After the period covered by this report, on October 18, 2005, the Company commercially released its first full length feature film “Carpool Guy.” The Company expects to receive revenues from the sale of the film and related merchandise commencing during the Company’s fourth fiscal quarter ending February 28, 2006.

The Company had no revenues during the quarter ended August 31, 2005. As of August 31, 2005, the Company had a cash balance of $429. After the period ending August 31, 2005, the Company received additional funds of $39,000. The Board of Directors of the Company has authorized Company management to raise up to an additional $100,000 through the sale of common stock in a private placement. Upon the completion of such private placement, management believes the Company will have cash on hand to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources through March 2006. The Company will need to raise additional funds in the next twelve months for working capital. The Company anticipates raising such funds through a revolving credit facility, debt, convertible debt, or the sale of equity. The Company has entered into an agreement with JPC Capital Partners to raise up to $5,000,000 of additional financing. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or raise any additional funds.

The Company also anticipates entering into joint ventures with third parties to fund specific television and film projects. None of the Company’s binding agreements with production companies, actors or distribution companies, or other third parties, including but not limited to letters of intent, require additional capital contributions other than as described herein. Over the next twelve months, the Company does not anticipate significant changes in the number of the Company’s employees, nor does the Company anticipate the purchase or sale of any significant equipment. The Company anticipates that the research and development costs related to its website and virtual studio for the next twelve months will be approximately $1,500 per month.

The Company had a net loss of ($174,799) for the quarter ended August 31, 2005 and a net loss of ($472,151) for the six months ended August 31, 2005. The Company has a cumulative net loss of ($3,417,225) from March 3, 2000 (inception of Burnam Management) through August 31, 2005. To date, the Company has funded its operations principally through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of August 31, 2005, the Company has an aggregate outstanding balance of $1,012,552 under the following obligations:

•

On August 30, 2000, the Company and George Mainas, the CEO of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of August 31, 2005, the Company had an outstanding balance of $547,161 under the promissory note, including accrued interest. The promissory note is payable on demand. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of August 31, 2005 was $193,743 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on

March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit. The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future revenues of the Company will be used to pay down the Company’s obligations under outstanding promissory notes, including Mr. Mainas’ promissory note, and the line of credit.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of August 31, 2005, the outstanding balance under this obligation was $16,715.

•	On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Pearlman, an unaffiliated third party. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. On August 31, 2005, the outstanding balance under this note was $25,316, including accrued interest.

•	In July 2005 the Company entered into a promissory note with Michael Wittlin in the principal amount of $180,000 which accrues interest at 6% and is due and payable in July 2006. As of August 31, 2005, the outstanding balance under this note was $181,302, including accrued interest. Mr. Wittlin is a shareholder of the Company and a member of Carpool Guy LLC.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of August 31, 2005, the balance due to Mr. McCarl was $10,092. Mr. McCarl is a shareholder of the Company and a member of Carpool Guy LLC.

•	As of August 31, 2005, Thomas Szabo, the Chairman of the Board of Directors of the Company, has loaned the Company $37,200. This loan bears interest at 6% and is due on demand. As of August 31, 2005, the balance due to Mr. Szabo under this loan was $38,223, including accrued interest. Mr. Szabo is also a shareholder of the Company and member of Carpool Guy LLC.

Anticipated Revenue

The Company has several projects in progress that are expected to be the Company’s primary sources of revenue during the next twelve months. While management believes these projects will generate revenue for the Company during the next twelve months, there can be no assurances that such projects will be completed, or if completed, will result in any revenues to the Company. The following is a description of several Company projects which are expected to generate revenues during the next twelve months. This list does not include projects on which the Company is currently working but for which the Company does not expect revenues during the next twelve months.

“Car Pool Guy”

The Company finished principal photography of its first feature film “Carpool Guy” in March 2005. The Company funded the film production by entering into an exclusive production agreement in October 2004 with Carpool Guy Partners LLC (the “Carpool LLC”). Pursuant to the terms of the exclusive production agreement, as amended, the Company assigned its rights in the “Carpool Guy” production to Carpool LLC and agreed to provide marketing and public relations services for the film, in exchange for the right to receive 40% of the distributable profits of Carpool LLC. The other members of Carpool LLC include Thomas Szabo, the Company’s Chairman of the Board, and Michael Wittlin, a former Company employee.

The Company entered into a distribution agreement with LA Ideas, Inc. in April 2005 for the marketing and distribution of the film. Pursuant to the terms of the distribution agreement, LA Ideas has been granted the exclusive right to manufacture, advertise, promote and distribute on a sale or rental basis, all DVDs, video compact discs, and laser discs videotapes of the film, and the right to exploit the film by means of video-on-demand, pay per view and internet transmission. Under the terms of the distribution agreement, LA Ideas is to remit the gross proceeds from the film revenues to Carpool LLC and the Company, after deducting an amount sufficient to reimburse LA Ideas’ marketing and distribution costs and expenses, and a distribution fee. The Company also entered into a license agreement with Shoolery Design, Inc. in February 2005 pursuant to which the Company, in exchange for a fee, has granted Shoolery Design an exclusive license for the creation, manufacture and sale of all print materials, merchandise and home video artwork related to the film. The Company commenced pre-sales of DVDs for the film in May 2005 and released the DVD for commercial sale in October 2005.

“3 Day Test”

The Company is in final stages of development of a full length feature film entitled “3 Day Test” as a follow-up to its first full length feature film, “Carpool Guy.” The Company expects to commence pre-production of the film in January 2006 and complete the film for commercial release in December 2006 in time for the holiday season. The Company’s ability to commence pre-production and complete the film is dependent upon raising funds for the project. If the project is funded, the Company expects to receive a production fee in the next twelve months, and revenues from the film commencing sometime after the next twelve months.

“Bella”

The Company has executed a non-binding term sheet with Mr. Bernsen, Mr. Mainas and third parties for the formation of a limited liability company to produce a film entitled “Bella.” The Company expects to commence pre-production of the film in December 2005, and complete the film for commercial release in June 2006. The Company’s ability to commence pre-production and complete the film is dependent upon raising funds for the project. If the project is funded, the Company expects to receive revenues from the film commencing sometime within the next twelve months.

“Fastest Car In America”

The Company has developed the concept for a reality-based street racing television show called “Fastest Car In America.” The Company expects to receive revenue from this project during the next twelve months only if the show is ordered by a television network.

“Reveal”

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC for the production of a reality-based television show entitled “Reveal.” Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal.” Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company received a production fee of $75,000 and twenty-five percent (25%) interest in NFPMW, LLC and the production. The Company received $75,000 in revenue from the project during fiscal year 2004. The Company completed post-production, and delivered the final product to NFPMW on or about December 6, 2004. NFPMW, LLC has entered into a twelve-month distribution agreement with Cinamour Entertainment pursuant to which Cinamour will receive a fee of twenty-five percent (25%) of the gross receipts derived from domestic sales and thirty percent (30%) of the gross receipts derived from international sales of the program during the term of the distribution agreement. The Company expects to receive revenue from this project during the next twelve months only if the show is ordered by a television network.

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

We are a newly organized corporation and have a limited operating history from which to evaluate our business and prospects. We have earned $125,000 in revenue from our inception to August 31, 2005. For the quarter ended August 31, 2005, we had a net loss of ($174,799) and we had a cumulative net loss of ($3,417,225) for the period since inception at March 3, 2000 to August 31, 2005. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely, and you may lose your entire investment. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

As of August 31, 2005, 100% of our revenues were derived from Behind the Hedge Productions and a joint venture with Neon DVD, Inc. and Familian Productions, LLC. We have generated all of our revenue from our agreement with these clients, and do not have an ongoing contract to do further work with either the joint venture or Behind the Hedge Productions as of August 31, 2005. Accordingly, if we fail to generate additional sources of revenue, we may not be able to continue our business operations.

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

If We Lose The Services Of Key Personnel, It May Substantially Harm Our Ability To Operate and Earn Revenue.

Our success is highly dependent upon the continued services of key members of our management, including Thomas A. Szabo, our Chairman, Corbin Bernsen, our President and director, and George Mainas, our Chief Executive Officer and director. Virtually all decisions concerning the conduct of our business, including the properties and rights to be created or acquired by the Company and the arrangements to be made for such distribution, are made by or controlled by Messrs. Szabo, Bernsen and Mainas. The loss of any of these individuals could have a material adverse effect on us. If we lose either of their services, we may not be able to hire and retain other officers with comparable experience or contacts. As a result, the loss of the services of any of these individuals may limit our ability to properly conduct our operations in a cost-effective manner, and will require us to identify, employ and train new personnel, which will require both financial resources and the time of our remaining employees. Should we be unable to locate adequate replacement personnel, we may not be sufficiently competitive in our market to generate sufficient revenue to finance our continuing operations. We also have not obtained any key man life insurance. Accordingly, the loss of any of these individuals may result in our inability to continue operations in the same manner and with the same level of industry and investment interest as may exist prior to their departure, which, as a result, may reduce the value of your investment.

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

Our Officers and Directors Own A Large Percentage Of Our Outstanding Shares Of Common Stock Which Provides Them Significant Voting Power And Their Interests May Differ From Those Of Other Shareholders

As of the date of this report, our officers and directors in the aggregate own 43% of the Company’s issued and outstanding shares. Accordingly, our officers and directors have the ability to influence the election of the Company’s directors. Further, our officers and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officers and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer, who also acts as the Company’s principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s Chief Executive Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including any consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

Effective June 13, 2005, the Company issued 150,000 shares of its common stock at a conversion price of $.40 per share to its investor relations firm in exchange for providing services to the Company from January 1, 2005 through June 30, 2005. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On July 18, 2005, the Company issued 100,000 shares of its common stock to a Company employee in recognition of the employee’s contributions to the Company. The common stock was valued at $.25 per share at the time of issuance. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

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

On July 29, 2005, the Company issued 106,800 shares of its common stock at a conversion price of $.25 per share to its outside legal counsel in exchange for providing services to the Company for the period through July 29, 2005. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 3.	Defaults Upon Senior Securities.

As reported in Part I, Item 2, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation has demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of August 31, 2005, the outstanding principal and interest under the unsecured promissory note was $411,062 and $136,099, respectively, and the outstanding balance under the unsecured line of credit was $182,622 and $11,121, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective October 1, 2005, Company and Mr. Mainas entered into a one year employment agreement pursuant to which Mr. Mainas is to receive an annual salary of $120,000, payable monthly, and options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Effective October 1, 2005, Company and Mr. Bernsen entered into a one year employment agreement pursuant to which Mr. Bernsen is to receive an annual salary of $120,000, payable monthly, and options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Effective October 1, 2005, Company and Mr. Szabo entered into a one year employment agreement pursuant to which Mr. Szabo is to receive a consulting fee of $10,000 per month, and options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Effective October 1, 2005, the Company and its outside legal counsel entered into an option agreement pursuant to which the Company granted options to purchase up to 500,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

On September 6, 2005, the Company completed its purchase of certain assets from World Equities LLC in exchange for the issuance of 250,000 shares of Company common stock. The shares of Company common stock were valued at $.25 per share. Mr. Mainas is a member of World Equities LLC. The shares issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.32	License Agreement dated February 1, 2005 with Shoolery Design, Inc.

10.33	Employment Agreement dated October 1, 2005 with George Mainas

10.34	Employment Agreement dated October 1, 2005 with Corbin Bernsen

10.35	Consulting Agreement dated October 1, 2005 with Thomas Szabo

10.36	Option Agreement dated October 1, 2005 with George Mainas

10.37	Option Agreement dated October 1, 2005 with Corbin Bernsen

10.38	Option Agreement dated October 1, 2005 with Thomas Szabo

10.39	Option Agreement dated October 1, 2005 with Steven James Davis, A Professional Corporation

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350

(b) Reports on Form 8-K

The Company filed a Form 8-K on October 11, 2005 regarding the Company entering into the employment, consulting and option agreements referenced in Item 5.

The Company filed a Form 8-K on August 15, 2005 regarding the resignation of Shaun Edwardes as a director and Acting Chief Financial Officer of the Company and the appointment of Mr. Szabo as the Acting Chief Executive Officer of the Company.

After the period covered by this report, the Company filed a Form 8-K on September 28, 2005 regarding the resignation of Mr. Szabo as Chief Executive Officer, Acting Chief Financial Officer and Secretary of the Company, and the appointment of George Mainas as a director and the Chief Executive Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 24, 2005		/s/ GEORGE MAINAS
	By:	George Mainas
	Title:	Chief Executive Officer