Form 10QSB
period 2005-11-30
PUBLIC MEDIA WORKS INC
filed 2006-01-23
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from             to

000-29901

(Commission File No.)

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street

Van Nuys, California 91411

(Address and telephone number of principal executive offices)

818-904-9029

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 40,818,991 shares of common stock issued and outstanding as of January 17, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2005	February 28, 2005
Assets
Current Assets:
Cash	$3,704	$11,560
Accounts receivable, related party, Car Pool Guy Partners, LLC	40,000	—
Accounts receivable, less allowance for doubtful accounts of $-0-	1,358	3,876

Total current assets	45,062	15,436

Property and equipment, net	16,625	22,967

Other Assets:
Film development costs	66,500	4,000
Note receivable, related party	125,000	125,000
Investment in Car Pool Guy Partners, LLC	46,362	24,000

Total other assets	237,862	153,000

Total Assets	$299,549	$191,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$182,700	$255,351
Accrued salaries and related taxes	—	97,198
Accrued interest	1,676	10,459
Accrued interest, stockholders	163,652	128,889
Deferred revenue	—	10,000
Note payable, line of credit, related party	182,622	168,000
Notes payable, stockholders	674,477	530,176
Notes payable	24,000	249,000

Total current liabilities	1,229,127	1,449,073

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 30,818,991 and 25,552,500 issued and outstanding	3,082	2,555
Additional paid-in capital	2,527,999	1,684,849
Accumulated deficit	(3,460,659)	(2,945,074)

Total Stockholders’ Equity	(929,578)	(1,257,670)

Total Liabilities and Stockholders’ Equity	$299,549	$191,403

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004
Revenues, net	$50,000	$65,000
Cost of film development	—	58,672

Gross profit	50,000	6,328

Operating Expenses:
Advertising and promotion	11,674	6,540
Health insurance	—	2,706
Professional fees	27,969	39,750
Office expenses	1,106	1,995
Listing fees	3,785	—
Rent	2,700	2,700
Salaries	—	90,000
Payroll taxes	—	2,675
Telephone and utilities	794	4,218
Consulting costs	13,640	10,237
Web site development costs	(1,292)	36,056
Depreciation	3,000	3,000
Travel and entertainment	13,040	14,696
Other	2,144	5,696

Total operating expenses	78,560	220,269

Operating loss	(28,560)	(213,941)

Other income (expense):
Interest income	—	1,250
Interest expense	(14,874)	(12,938)

Total other income (expense)	(14,874)	(11,688)

Loss before income taxes	(43,434)	(225,629)
Provision for income taxes	—	—

Net loss	$(43,434)	$(225,629)

Net loss per share	$—	$(.01)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended November 30, 2005	For the Nine Months Ended November 30, 2004
Revenues, net	$50,000	$135,000
Cost of film development	—	58,672

Gross profit	50,000	76,328

Operating Expenses:
Advertising and promotion	28,844	22,545
Auto expenses	3,230	18,193
Insurance	—	6,765
Professional fees	132,263	120,086
Investor relations	105,000	20,000
Listing fees	8,385	5,500
Office expenses	4,716	6,764
Rent	8,100	8,354
Salaries	94,121	377,727
Payroll taxes	—	26,327
Telephone and utilities	5,751	13,010
Consulting costs	58,930	32,680
Web site development costs	36,808	40,741
Depreciation	9,000	9,000
Travel and entertainment	17,254	107,181
Other	6,678	18,211

Total operating expenses	519,080	833,084

Operating loss	(469,080)	(756,756)

Other income (expense):
Interest income	—	3,750
Interest expense	(44,905)	(29,805)

Total other income (expense)	(44,905)	(26,055)

Loss before income taxes	(513,985)	(782,811)
Provision for income taxes	1,600	1,700

Net loss	$(515,585)	$(784,511)

Net loss per share	$(.02)	$(.03)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 30, 2005	For the Nine Months Ended November 30, 2004
Cash flows from operating activities:
Net loss	$(515,585)	$(784,511)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	9,000	9,000
Common stock issued for services and interest expense	370,377	—
Accounts payable and accrued expenses converted to note payable	180,000	—
Increase in accounts receivable	(37,482)	(1,800)
Decrease in shareholder receivable	—	65,000
Increase in prepaid expenses and interest receivable	—	(2,596)
Increase (decrease) in accounts payable and accrued expenses	(143,869)	152,960
Decrease in deferred revenue	(10,000)	—

Net cash used by operating activities:	(147,559)	(561,947)

Cash flows from investing activities:
Purchase of property and equipment	(2,658)	(393)
Film development costs capitalized	—	(2,500)
Investment in Car Pool Guy Partners, LLC	(22,362)	—

Net cash used by investing activities	$(25,020)	$(2,893)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 30, 2005	For the Nine Months Ended November 30, 2004
Cash flows from financing activities:
Issuance of common stock	$85,800	$155,000
Proceeds from related party borrowings	78,923	50,000
Proceeds from short-term borrowings	—	349,000

Net cash provided by financing activities	164,723	554,000

Net increase (decrease) in cash	(7,856)	(10,840)
Cash, beginning of period	11,560	12,200

Cash, end of period	$3,704	$1,360

Interest paid	$—	$—

Income taxes paid	$—	$4,100

2,198,711 common shares issued to pay company expenses	$366,465	$—

1,959,780 common shares issued to retire notes payable and accrued interest	$328,912	$—

Accounts payable and accrued expenses converted to note payable	$180,000	$—

250,000 common shares issued to purchase film rights and scripts	$62,500	$—

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

For the nine months ended November 30, 2005 and 2004, the Company has recognized $50,000 and $135,000 of revenue, respectively. $50,000 was earned in October 2005 for producing the movie “Car Pool Guy”. See note 5 for information related to the joint venture with Car Pool Guy Partners, LLC. $50,000 was earned for writing a movie script in March 2004 called “Over the Hedge”. $85,000 was earned in the second quarter of 2004 for producing a pilot for a potential television reality show with a joint venture partner, see note 6.

3.	Note Receivable, Related Party

On November 30, 2005 and February 28, 2005, the Company has a $125,000 note receivable. On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by stockholders of Public Media Works, Inc. The note receivable bears interest at 4% and matured on June 20, 2004, which is now in default. The note is secured by the stockholders’ stock (625,000 common shares) in Public Media Works, Inc. The Company is currently negotiating repayment terms on the note receivable. Under terms of the original agreement, $3,750 of interest income would have been recorded in the nine months ending November 30, 2005, however, due to the non-payment, interest has not been recorded. $3,750 of interest income was recorded in the Statement of Operations for the nine months ended November 30, 2004.

4.	Film Development Costs

At November 30, 2005 and February 28, 2005, the Company has capitalized $66,500 and $4,000, respectively for film development costs. On September 6, 2005, the Company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. The Company intends to develop the screenplays into feature films or a television series within the next three years.

5.	Investment in Car Pool Guy Partners, LLC

At November 30, 2005 and February, 28, 2005, the Company has an investment of $46,362 and $24,000 in Car Pool Guy Partners, LLC, respectively. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company will receive a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At November 30, 2005, $42,362 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $46,362.

A stockholder of the Company is also a one-third owner in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

6.	Investment in NFPMW, LLC

On August 17, 2004, the Company received a 25% interest in NFPMW, LLC. The LLC was created so that if the reality television show pilot that the Company produced in 2004 is sold to one of the television networks, the Company is to receive 25% of the future profits from the joint venture. At November 30, 2005 and February 28, 2005, the investment in the LLC is -0-. The Company has made no capital contributions to the LLC and the LLC has had no income or loss since inception.

7.	Property and Equipment

Property and equipment comprises the following at November 30, 2005 and February 28, 2005:

	November 30, 2005	February 28, 2005
Furniture and leasehold improvements	$20,649	$20,649
Computer and office equipment	57,494	54,836

	78,143	75,485
Less: accumulated depreciation	61,518	52,518

Property and equipment, net	$16,625	$22,967

Depreciation expense for the periods ended November 30, 2005 and 2004 was $9,000.

8.	Deferred Revenue

At November 30, 2005 and February 28, 2005, the company has recorded $-0- and $10,000 of deferred revenue, respectively for producing the film “Car Pool Guy”. See note 5. In accordance with its revenue recognition policy, the producing fee has been properly reported as deferred revenue until all conditions of revenue recognition have been met.

9.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and officer of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At November 30, 2005, the line of credit has not been renewed and the creditor has demanded repayment. At November 30, 2005 and February 28, 2005, the outstanding balance is $182,622.

10.	Note Payable, Stockholders

Stockholder notes payable consist of the following at November 30, 2005 and February 28, 2005:

	November 30, 2005	February 28, 2005
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand	$411,062	$410,461

Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006	180,000	—

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	10,000	100,000

	November 30, 2005	February 28, 2005
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	56,700	3,000

	$674,477	$530,176

11.	Notes Payable

Notes payable consist of the following at November 30, 2005 and February 28, 2005:

	November 30, 2005	February 28, 2005
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due June 1, 2005	$—	$225,000
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005	24,000	24,000

	$24,000	$249,000

12.	Issuance of Common Stock

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

On September 6, 2005, the Company issued 250,000 shares of common stock to acquire 100% interest in two shows, “A Taste in History” and “Run N’ Gun”. Film development costs were capitalized at $62,500 or $.25 per share.

In October 2005, the Company issued 858,000 shares of its common stock at $.10 per share for a total amount of $85,800.

13.	Stock Options and Warrants

On October 1, 2005, the Company issued stock options to three members of its management. Each of the three individuals received the right to purchase up to 1,000,000 shares of the Company’s common stock at $.25 per share. The stock options expire on October 1, 2008, or six months after the individual terminates his affiliation with the Company’s Board of Directors, whichever occurs first. In addition, the Company granted its legal counsel stock options to purchase up to 500,000 shares of its common stock at $.25 per share. These stock options expire on October 1, 2008.

Had compensation costs for the stock options been determined on the fair value at the grant date October 1, 2005, consistent with the provisions of SAFS No. 123, the Company’s net loss would have remained the same as indicated below:

November 30, 2005
Net loss, as reported	$(515,585)
Less: stock based compensation determined under the fair value methods for all awards	—

Net loss, pro forma	$(515,585)

The weighted average fair value at date of grant for options granted during the nine months ended November 30, 2005 was $.25. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years)	9 mo. to 3 yrs
Risk free interest rate	2.1% to 3.4%
Dividend yield	0.00%
Volatility (Minimum Value Method)	.001

At November 30, 2005, the options that are exercisable total 3,500,000.

For options outstanding at November 30, 2005, the weighted average remaining contract life in months is 26.

14.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $1,700 has been reported in the statement of operations for the periods ended November 30, 2005 and 2004, respectively. The Company has loss carryforwards totaling $2,213,608 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2025. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

15.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $515,585 during the nine months ended November 30, 2005 and accumulated losses of $3,460,659 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,184,065 at November 30, 2005. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.	Subsequent Events

On December 21, 2005, the Company purchased certain assets from Milago Entertainment, Inc. The Company purchased ten feature film projects and two other projects from Milago in exchange for 6,000,000 shares of the Company’s common stock valued at $.10 per share or $600,000.

The Company entered into a three-year employment agreement with its new Chief Executive Officer and Interim Chief Financial Officer, Mr. Stephen Brown. Under the terms of the agreement, Mr. Brown will receive 4,000,000 shares of the Company’s common stock subject to the Company’s repurchase rights, an annual cash salary of $20,000 per month in the second year of employment and $30,000 per month in the third year of employment and stock options to purchase up to 20,000,000 shares of common stock as follows. Between May 21, 2006 and June 21, 2006, 5,000,000 shares may be purchased at $.15 per share if the Company’s trading price exceeds $.30 per share for thirty days preceding exercise of the options. Between December 21, 2006 and January 21, 2007, 5,000,000 shares may be purchased at $.30 per share if the Company’s trading price exceeds $.60 per share for thirty days preceding exercise of the options. Between May 21, 2007 and June 21, 2007, 5,000,000 shares may be purchased at $.60 per share if the Company’s trading price exceeds $1.20 per share for thirty days preceding exercise of the options. Between December 31, 2007 and January 21, 2008, 5,000,000 shares may be purchased at $1.20 per share if the Company’s trading price exceeds $2.40 per share for thirty days preceding exercise of the options.

Also effective December 21, 2005, the Company terminated the October 1, 2005 employment agreements with its President, Corbin Bernsen, Former Chief Financial Officer, George Mainas and it consulting agreement with its former Chairman of the Board, Thomas Szabo.

17.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has not contested the amount of the claim and has accrued and recorded the unpaid amount in the November 30, 2005 financial statements.

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

Asset Purchase From Milagro Entertainment, Inc.

After the period covered by this report, effective as of December 21, 2005, the Company completed an asset purchase with Milagro Entertainment, Inc. and Stephen Brown, as the sole shareholder of Milagro. Under the terms of the asset purchase agreement, the Company purchased ten feature film projects and two projects from Milagro, in exchange for the Company’s issuance of 6,000,000 shares of Company Common Stock. The acquired projects include life story rights of entertainers, published book rights, completed scripts for adaptation to film and/or television, and numerous television projects in different stages of development in areas including drama, comedy and reality television. The Company intends to develop several of theses projects, as well as existing Company projects, and any additional television and movie projects it may identify. The Company intends to conduct business under the name “Milagro Pictures”. The purchase and development of these projects represents a shift by the Company from a web-based interactive virtual studio to a more traditional television and film production company which will seek out a variety of projects for development and distribution.

Management Reorganization

After the period covered by this report, effective as of December 21, 2005, Mr. Mainas resigned as the Chief Executive Officer of the Company, and Mr. Szabo resigned from the Board of Directors, and as its Chairman, of the Company. The resignations of Mr. Mainas and Mr. Szabo were not due to any disagreements with the Company. Corbin Bernsen, the Company’s founder, remains as the President and as a director of the Company. Effective as of December 21, 2005, the Board of Directors of the Company appointed Mr. Brown as the Chief Executive Officer and Interim Chief Financial Officer of the Company, and appointed Mr. Brown as the Chairman of the Board of Directors of the Company. The Company entered into the following agreements with Mr. Brown effective as of December 21, 2005:

•	A three year employment agreement with Mr. Brown pursuant to which he is to serve as Chief Executive Officer and Interim Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. Brown is to receive (i) 4,000,000 shares of Company Common Stock, subject to the Company’s repurchase rights as described below, (ii) an annual cash salary to be paid during the second and third year of his employment, and (iii) options to purchase up to 20,000,000 shares of Company Common Stock with such vesting, exercise prices and exercise rights as described below. The terms of Mr. Brown’s Employment Agreement require him to devote his full business time, energy, and skill to the affairs of the Company, and Mr. Brown does not intend to conduct any further business within Milagro Entertainment.
•	A Restricted Common Stock Purchase Agreement pursuant to which the Company has certain rights to repurchase, at $.0001 per share, the above-referenced 4,000,000 shares of Company Common Stock granted to Mr. Brown. Under the terms of the agreement, the Company may exercise such repurchase rights in the event of Mr. Brown’s termination of employment with the Company, with such repurchase rights to terminate commencing January 21, 2005 at the rate of approximately 166,166 shares per month during the term of the Employment Agreement.

•	A Stock Option Agreement pursuant to which the Company granted Mr. Brown the option to purchase up to 20,000,000 shares of Company Common Stock as follows: (i) between May 21, 2006 and June 21, 2006, Mr. Brown may purchase up to 5,000,000 shares of Company Common Stock at an exercise price of $.15 per share, provided the average closing price of the Company Common Stock on the OTC Bulletin Board or a national securities exchange (the “Trading Price”) meets or exceeds $.30 per share for the thirty (30) trading days preceding Mr. Brown’s election to exercise the options; (ii) between December 21, 2006 and January 21, 2007, Mr. Brown may purchase up to 5,000,000 shares of Company Common Stock at an exercise price of $.30 per share, provided the Trading Price meets or exceeds $.60 per share for the thirty (30) trading days preceding Mr. Brown’s election to exercise the options; (iii) between May 21, 2007 and June 21, 2007, Mr. Brown may purchase up to 5,000,000 shares of Company Common Stock at an exercise price of $.60 per share, provided the Trading Price meets or exceeds $1.20 per share for the thirty (30) trading days preceding Mr. Brown’s election to exercise the options; and (iv) between December 21, 2007 and January 21, 2008, Mr. Brown may purchase up to 5,000,000 shares of Company Common Stock at an exercise price of $1.20 per share, provided the Trading Price meets or exceeds $2.40 per share for the thirty (30) trading days preceding Mr. Brown’s election to exercise the options; provided, however, in the event of any termination of Mr. Brown’s employment under his Employment Agreement, all of the options will expire sixty (60) days after such termination.

As part of the management reorganization, the Company entered into the following agreements with Mr. Bernsen, Mr. Mainas, and Mr. Szabo:

•	A letter agreement pursuant to which Mr. Bernsen agreed to terminate his employment agreement dated October 1, 2005, and to amend the terms of his option agreement dated October 1, 2005 to purchase up to 1,000,000 shares of common stock, at an exercise price of $.25 per share. The amendment to the option agreement provides that such options shall expire if not exercised within six (6) months after Mr. Bernsen ceases to be on the Board of Directors of the Company.
•	A letter agreement pursuant to which Mr. Mainas agreed to terminate his employment agreement dated October 1, 2005, and to amend the terms of his option agreement dated October 1, 2005 to purchase up to 1,000,000 shares of common stock, at an exercise price of $.25 per share. The amendment to the option agreement provides that such options shall expire if not exercised within six (6) months after Mr. Mainas ceases to be on the Board of Directors of the Company.
•	A letter agreement pursuant to which Mr. Szabo agreed to terminate his consulting agreement dated October 1, 2005 and to amend the terms of his option agreement dated October 1, 2005 to purchase up to 1,000,000 shares of common stock, at an exercise price of $.25 per share. The amendment to the option agreement provides that such options shall expire if not exercised within six (6) months after December 21, 2005.

Plan of Operations

The Company had $50,000 in revenues during the quarter ended November 30, 2005. As of November 30, 2005, the Company had a cash balance of $3,704. With the loan commitment by Company management, and cash on hand, management believes the Company has the capital resources necessary to satisfy the Company’s total operating costs through June 2006. The Company will need to raise additional funds in the next twelve months for working capital. The Company anticipates raising such funds through debt, convertible debt, or the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or raise any additional funds. The Company also anticipates entering into joint ventures with third parties to fund specific television and film projects.

Over the next twelve months, the Company does not anticipate significant changes in the number of the Company’s employees, nor does the Company anticipate the purchase or sale of any significant equipment or any product research and development costs.

The Company had a net loss of ($43,434) for the quarter ended November 30, 2005 and a net loss of ($515,585) for the nine months ended November 30, 2005. The Company has a cumulative net loss of ($3,460,659) from March 3, 2000 (inception of Burnam Management) through November 30, 2005. To date, the Company has funded its operations principally through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of November 30, 2005, the Company has an aggregate outstanding balance of $1,046,427 under the following obligations:

•	On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of November 30, 2005, the Company had an outstanding balance of $553,961 under the promissory note, including accrued interest. The promissory note is payable on demand. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of November 30, 2005 was $197,841 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit. The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future revenues of the Company will be used to pay down the Company’s obligations under outstanding promissory notes, including Mr. Mainas’ promissory note, and the line of credit.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2005, the outstanding balance under this obligation was $16,715.

•	On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Pearlman, an unaffiliated third party. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. The Company is in default of its repayment obligations under the promissory note. On November 30, 2005, the outstanding balance under this note was $25,676, including accrued interest.

•	In July 2005 the Company entered into a promissory note with Michael Wittlin in the principal amount of $180,000 which accrues interest at 6% and is due and payable in July 2006. As of November 30, 2005, the outstanding balance under this note was $183,995 including accrued interest. Mr. Wittlin is a shareholder of the Company and a member of Carpool Guy LLC.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of November 30, 2005, the balance due to Mr. McCarl was $10,242. Mr. McCarl is a shareholder of the Company and a member of Carpool Guy LLC.

•	As of November 30, 2005, Thomas Szabo has loaned the Company $56,700. This loan bears interest at 6% and is due on demand. As of November 30, 2005, the balance due to Mr. Szabo under this loan was $57,997, including accrued interest. Mr. Szabo is a shareholder of the Company and member of Carpool Guy LLC.

During the next twelve months, the Company may generate revenues from the projects acquired from Milagro Entertainment, from the existing Company projects listed below, or from new projects identified by the Company; provided, however, there can be no assurances that any such projects will be completed, or if completed, will result in any revenues to the Company.

“Fastest Car In America”

The Company has developed the concept for a reality-based street racing television show called “Fastest Car In America.” The Company entered into an agreement with Fox Reality Television in January 2006 pursuant to which the Company has agreed to purchase 13 weeks of airtime during the second calendar quarter of 2006 to run the show in exchange for the Company’s payment of $160,000. The Company is currently negotiating with various third party sponsors for the show.

“Car Pool Guy”

The Company finished principal photography of its first feature film “Carpool Guy” in March 2005. The Company funded the film production by entering into an exclusive production agreement in October 2004 with Carpool Guy Partners LLC (the “Carpool LLC”). Pursuant to the terms of the exclusive production agreement, as amended, the Company assigned its rights in the “Carpool Guy” production to Carpool LLC and agreed to provide marketing and public relations services for the film, in exchange for the right to receive 40% of the distributable profits of Carpool LLC and the payment of a $50,000 production fee which the Company received in October 2005. The other members of Carpool LLC include Thomas Szabo, the Company’s Chairman of the Board, and Michael Wittlin, a former Company employee.

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

The Company commenced pre-sales of DVDs for the film in May 2005 and released the DVD for commercial sale in October 2005. As of the date of this report, there have been limited sales of the DVD and the Company has not yet realized any revenues from DVD sales. The retail rental of the DVD will commence in early February 2006.

“3 Day Test”

The Company is currently rewriting the script for its full length feature film entitled “3 Day Test” as a follow-up to its first full length feature film, “Carpool Guy.” The Company expects to commence pre-production of the film in November 2006. The Company’s ability to commence pre-production and complete the film is dependent upon raising funds for the project.

“Bella”

The Company previously executed a non-binding term sheet with Mr. Bernsen, Mr. Mainas and third parties for the formation of a limited liability company to produce a film entitled “Bella” a.k.a. “Donna on Demand.” The Company is continuing its evaluation of the project to determine its potential.

“Reveal”

On August 17, 2004, the Company entered into a joint venture agreement with Neon DVD, Inc. and Familian Productions, LLC for the production of a reality-based television show entitled “Reveal.” Pursuant to the agreement, the Company and the other two parties formed NFPMW, LLC for the purpose of developing, producing and distributing the half-hour pilot for “Reveal.” Pursuant to the terms of the agreement, in exchange for the Company’s production services, the Company received a production fee of $75,000 and twenty-five percent (25%) interest in NFPMW, LLC and the production. NFPMW, LLC has entered into a twelve-month distribution agreement with Cinamour Entertainment pursuant to which Cinamour will receive a fee of twenty-five percent (25%) of the gross receipts derived from domestic sales and thirty percent (30%) of the gross receipts derived from international sales of the program during the term of the distribution agreement. The Company is no longer actively pursuing distribution of this project.

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

We have a limited operating history from which to evaluate our business and prospects. We have earned $175,000 in revenue from our inception to November 30, 2005. For the quarter ended November 30, 2005, we had a net loss of ($43,434) and we had a cumulative net loss of ($3,460,659) for the period since inception at March 3, 2000 to November 30, 2005. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely, and you may lose your entire investment. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

•	our business model and strategy are still evolving and are continually being reviewed and revised;
•	we may not be able to successfully implement our business model and strategy;
•	our management has not worked together for very long;
•	we have recently had a high turnover in the positions of Chief Executive Officer and principal financial officer and recently appointed a new Chief Executive Officer; and
•	we recently purchased several new projects which do not fit into our traditional business model.

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

As of the date of our most recent audit, which included the fiscal years ended February 28, 2005 and February 29, 2004, we had not generated sufficient revenues for our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We are operating at a net loss, and expect to continue to incur substantial losses as we complete the development of our business. We have not established any other source of equity or debt financing other than that which is described in our discussion entitled “Management’s Discussion and Analysis or Pan of Operations.” We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and motion pictures, that we will be able to produce and sell our scripts or shows and motion pictures. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations, which may reduce or negate the value of your investment.

We Are In Default Under Our Debt Obligations. If We Are Unable To Resolve These Defaults, These Creditors Could Initiate Legal Proceedings or Insolvency Proceedings.

As described in Part II, Item 3 below, we are currently in default under several of our debt obligations. If we are unable to satisfy these obligations, these creditors may exercise their contract or legal remedies, including initiating legal action or insolvency proceedings against us, or cause us to initiate such proceedings to seek protection from these creditors. Such remedies may reduce of negate the value of your investment.

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

All Of Our Revenues Were Generated By Three Clients. If We Fail To Diversify Our Revenue Base, We May Not Be Able To Generate Sufficient Revenues To Meet Our Expenditures. In This Event, We May Not Be Able To Continue Our Business Operations.

As of November 30, 2005, all of our revenues were derived from three clients. We do not have an ongoing contract to do further work with any of these clients. Accordingly, if we fail to generate additional sources of revenue, we may not be able to continue our business operations.

Risks Related To Our Business

If Our Films and Television Shows Are Not Commercially Successful, We May Not Be Able To Generate Sufficient Revenue To Fund Our Operations, And May Be Unable to Continue As A Going Concern.

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

If We Lose The Services Of Key Personnel, It May Substantially Harm Our Ability To Operate and Earn Revenue.

Our success is highly dependent upon the continued services of key members of our management, including Stephen Brown, our Chairman and CEO, and Corbin Bernsen, our President and a director. Virtually all decisions concerning the conduct of our business, including the properties and rights to be created or acquired by the Company, and the arrangements to be made for such distribution, are made by Messrs. Brown and Bernsen. The loss of any of these individuals could have a material adverse effect on us. If we lose either of their services, we may not be able to hire and retain other officers with comparable experience or contacts. As a result, the loss of the services of any of these individuals may limit our ability to properly conduct our operations in a cost-effective manner, and will require us to identify, employ and train new personnel, which will require both financial resources and the time of our remaining employees. Should we be unable to locate adequate replacement personnel, we may not be sufficiently competitive in our market to generate sufficient revenue to finance our continuing operations. We also have not obtained any key man life insurance. Accordingly, the loss of any of these individuals may result in our inability to continue operations in the same manner and with the same level of industry and investment interest as may exist prior to their departure, which, as a result, may reduce the value of your investment.

Our Officers and Directors Own A Large Percentage Of Our Outstanding Shares Of Common Stock Which Provides Them Significant Voting Power And Their Interests May Differ From Those Of Other Shareholders

As of the date of this report, our officers and directors in the aggregate own approximately 48% of the Company’s issued and outstanding shares. Accordingly, our officers and directors have the ability to influence the election of the Company’s directors. Further, our officers and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officers and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

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

Establishment of trademarks, copyrights and other proprietary rights is important to our success and our competitive position. Accordingly, we intend to devote resources to the establishment and protection of copyrights and other proprietary rights. We cannot assure you that the actions taken by us to establish and protect any patents or other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from prohibiting sales of any products we may develop in violation of the copyrights, trademarks and proprietary rights of others. Moreover, we cannot assure you that others will not assert rights in, or ownership of, trademarks, copyrights and other proprietary rights we may establish or acquire or that we will be able to successfully resolve such conflicts.

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

Under the supervision and with the participation of the Company’s Chief Executive Officer, who also acts as the Company’s Interim Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, the Company’s Chief Executive Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the information relating to the Company, including any consolidated subsidiaries, required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In May 2005 the Company received a copy of a complaint filed in Los Angeles Superior Court in Van Nuys, California by Alexandra Wortsman for a breach of contract action alleging nonpayment of fees in the amount of $43,748.28 for services performed on behalf of the Company. The Company did not contest the complaint and a judgment was entered against the Company. In November 2005 the Company entered into an agreement with Ms. Wortsman for the payment of the judgment, and as of the date of this report, the entire amount of such judgment has been paid by the Company.

Effective as of July 18, 2005, the Company entered into a Separation and General Release Agreement (“Separation Agreement”) with Michael Wittlin, a former employee of the Company. Pursuant to the terms of the Separation Agreement, in exchange for a mutual release of all claims and in fulfillment of all obligations to Mr. Wittlin under the terms of this employment agreement, the Company agreed to issue Mr. Wittlin shares of its common stock and execute a promissory note in the principal amount of $180,000 which is due and payable in twelve months. As part of the Separation Agreement, Mr. Wittlin also agreed to convert his promissory note in the principal amount of $225,000, which was due and payable on June 1, 2005, into 1,700,000 shares of Company common stock. On November 16, 2005, the Company received from the State of California Labor Commissioner a Notice of Claim and Conference filed in Van Nuys,

California by Mr. Wittlin seeking payment of wages, severance pay and expenses in the amount of $160,000 for the period of his employment with the Company prior to the Separation Agreement. The filing of such claim with the Labor Commissioner by Mr. Wittlin is a breach of the terms of his Separation Agreement. Mr. Wittlin has provided written correspondence to the Company indicating that this matter has been settled and that he has instructed his attorney to withdraw the claim with the Labor Commissioner, however, Mr. Wittlin has not withdrawn the claim. The Company believes the claim is frivolous and without merit.

Item 2.	Changes in Securities.

On September 6, 2005, the Company completed its purchase of certain assets from World Equities LLC in exchange for the issuance of 250,000 shares of Company common stock. The shares of Company common stock were valued at $.25 per share. Mr. Mainas is a member of World Equities LLC. The shares issued were exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Section 4(2) of the Act.

Effective October 1, 2005, the Company granted Mr. Mainas options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act. As described in Part I, Item 2 above, the terms of these options were subsequently modified on December 21, 2005 to provide that such options shall expire if not exercised within six (6) months after Mr. Mainas ceases to be on the Board of Directors of the Company.

Effective October 1, 2005, the Company granted Mr. Bernsen options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act. As described in Part I, Item 2 above, the terms of these options were subsequently modified on December 21, 2005 to provide that such options shall expire if not exercised within six (6) months after Mr. Bernsen ceases to be on the Board of Directors of the Company.

Effective October 1, 2005, the Company granted Mr. Szabo options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act. As described in Part I, Item 2 above, the terms of these options were subsequently modified on December 21, 2005 to provide that such options shall expire if not exercised within six (6) months after December 21, 2005.

Effective October 1, 2005, the Company and its outside legal counsel entered into an option agreement pursuant to which the Company granted options to purchase up to 500,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The options issued were exempt from registration under the Act pursuant to Section 4(2) of the Act.

Effective November 15, 2005, the Company sold 858,000 shares of its common stock at price of $.10 per share to three individuals in a private placement. The proceeds to the Company from these sales were $85,800. This transaction was exempt from registration under the Act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

As described above in Part I, Item 2, after the period covered by this report, in connection with Mr. Brown’s employment agreement dated December 21, 2005, the Company issued Mr. Brown 4,000,000 shares of Company Common Stock, and options to purchase up to 20,000,000 shares of Company Common Stock at the exercise prices, vesting and expiration terms described above. The issuance of the Company’s shares of Common Stock and grant of options to Mr. Brown was exempt from registration under the Act pursuant to Section 4(2) of the Act.

As described above in Part 1, Item 2, after the period covered by this report, in connection with the Asset Purchase Agreement with Milagro and Mr. Brown dated December 21, 2005, and as consideration for the assets purchased, the Company issued Mr. Brown, as assigned of Milagro, 6,000,000 shares of Company Common Stock. The issuance of the Company’s shares of Common Stock to Mr. Brown was exempt from registration under the Act pursuant to Section 4(2) of the Act.

Item 3.	Defaults Upon Senior Securities.

As reported in Part I, Item 2, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation has demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of November, 2005, the outstanding principal and interest under the unsecured promissory note was $411,062 and $142,899, respectively, and the outstanding balance under the unsecured line of credit was $182,622 and $15,219, respectively.

As reported in Part I, Item 2, the Company is in default under its October 2004 promissory note with Eric and Sharon Pearlman. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. As of November, 2005, the outstanding principal and interest under the unsecured promissory note was $24,000 and $1,676, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.40	Asset Purchase Agreement dated December 21, 2005 between the Company, Stephen Brown and Milagro Entertainment, Inc.

10.41	Employment Agreement dated December 21, 2005 with Stephen Brown

10.42	Option Agreement dated December 21, 2005 with Stephen Brown

10.43	Restricted Stock Agreement dated December 21, 2005 with Stephen Brown

10.44	Termination of Consulting Agreement and Modification of Option Agreement dated December 21, 2005 with Thomas Szabo

10.45	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with Corbin Bernsen

10.46	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with George Mainas

10.47	Agreement with Fox Reality Television dated January 3, 2006

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350

(b) Reports on Form 8-K

After the period covered by this report, the Company filed a Form 8-K on December 28, 2005 regarding the Company’s management restructuring and acquisition of assets from Milagro Entertainment, Inc., as referenced in Part 1, Item II of this report.

The Company filed a Form 8-K on October 11, 2005 regarding the Company entering into certain employment, consulting and option agreements.

The Company filed a Form 8-K on September 28, 2005 regarding the resignation of Mr. Szabo as Chief Executive Officer, Acting Chief Financial Officer and Secretary of the Company, and the appointment of Mr. Mainas as a director and the Chief Executive Officer of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: January 23, 2006	/s/ Stephen Brown
By: Stephen Brown
Title: Chief Executive Officer