Form 10KSB
period 2006-02-28
PUBLIC MEDIA WORKS INC
filed 2006-06-13
CIK 1108730

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2006

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from              to             .

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street Van Nuys, California	91411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 904-9029

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ending February 28, 2006 were $50,000.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b2 of the Exchange Act): $898,205 as of May 17, 2006 (computed based on per share price of $.05 by reference to the closing price of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board times the number of voting common shares held by non-affiliates (17,964,106).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 30,968,991 shares outstanding as of May 17, 2006.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB includes “forward-looking statements” within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this report, including without limitation, statements under “Plan of Operation”, regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company’s expectations include, but are not limited to, market conditions, competition, customer acceptance of our projects, and the ability to obtain the working capital necessary to support our business plan.

This report should be read in conjunction with the financial statements and the related notes contained in this report.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company is engaged in the development, production, marketing and distribution of film and television projects for specifically targeted, fan based audiences. By targeting dedicated consumers, the Company believes it can streamline the development, production, marketing and distribution processes. The Company also believes that targeting a specific fan-base will create unique opportunities to market and distribute the projects and related merchandise, provide a mechanism for audience input, and create an opportunity to develop sponsorship relationships. For example, with its first feature film “Carpool Guy,” which was released in October 2005, the Company targeted the dedicated, worldwide fan base of daytime Soap Operas. There are an estimated 300,000,000 people who watch U.S. Soap Operas daily. The Company’s first television project in development, “Fastest Car in America,” is targeted to the audience of NASCAR fans. There are estimated to be over 75,000,000 Americans who tune into a variety of NASCAR programming each year. The Company is developing other projects aimed at Game show fans, Star Trek fans, horror movie fans, and specific game and team related sports fans. Other groups being considered by the Company are Western movie fans and the audience for Christian and faith-based entertainment.

By identifying the target audience for each project, the Company intends to engage that consumer from project inception. This engagement is expected to occur in two ways. First, the Company intends to create alliances with the media outlets that serve the targeted fan-base. For example, in the case of “Carpool Guy,” the Company has developed relationships with audience specific media, including Soap Opera Digest and Soap Opera Weekly. These media outlets reach a weekly audience of approximately one million consumers in the films target demographic. The Company has also developed relationships with various Soap-related internet websites. These relationships allow the Company to begin directing the attention of the fans to the project early in the development and production process. The second aspect of the marketing strategy involves the creation of an interactive website for each individual project. This would allow the fans to have full access to the production of the projects, including rare “behind the scenes” privileges. In the case of a film or television show, these privileges are expected to include access to the script, early screenings and samplings of material shots or recordings, and frequent updates on the production in “real time.” These privileges may also include allowing the audience to have input into the production process through online voting. Such voting may include the selection of an actor, or the placement of sponsored products into the film.

The Company plans to sell the final products directly to the consumers that have been involved throughout the project development process. These final products would include DVDs and CDs, as well as project related merchandise such as scripts, clothing and set-related items. The direct sales are anticipated to be completed through the project website, infomercials, and mass retailers. For example, with “Carpool Guy”, consumers may purchase the film at several mass retailer locations such as Best Buy, Borders, and Circuit City, or online at Amazon.com or www.carpoolguy.com. As the Company produces additional projects, it is anticipated that there will be more opportunities for fan interaction at earlier stages in the process. The Company also intends to utilize traditional theatrical and television distribution for projects.

In May 2005 the Company entered into a licensing and distribution agreement with L.A. Ideas for the marketing and distribution of its first film, “Carpool Guy.” Under the terms of the agreement, L.A. Ideas has certain rights to market and distribute the film in exchange for a share of the film revenues. As of the date of this report, there have been very limited sales of the film “Carpool Guy” and the Company has not received any revenues from the film.

Feature Film and Television Projects

As of the date of this report, the Company is in various stages of development on numerous film and television projects. A summary table of the Company’s film and television projects as of the date of this report is below. The Company’s ability to complete the projects is subject to a variety of factors, including the Company’s ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; the Company’s ability to secure appropriate sets and locations; the Company’s ability to secure suitable outlets for the release of the project; and the Company’s election to change its production schedule for new projects.

Film Projects	Status
“Carpool Guy”	Released in October 2005
“On The Hedge”	Script Complete/Funding Required For Production
“3 Day Test”	Script Complete/Funding Required For Production
“The Action”	Script Complete/Funding Required For Production
“Donna On Demand”	Screenplay being re-written

Television Projects	Status
“Carry Your Weight”	Concept has been sold to the Gameshow Network; In Further Development for pilot
“Monsters”	Development completed; Seeking TV Network Order
“The Fastest Car in America”	Development completed; Seeking TV Network Order
“A Taste of History”	Development completed; Seeking TV Network Order
“TechStyle”	Development completed; Seeking TV Network Order
“3 Day Test Reality Show”	Development completed; Seeking TV Network Order
“Run and Gun”	Development completed; Seeking TV Network Order
“Ultimate 18”	Development completed; Seeking TV Network Order
“The Circuit”	Development completed; Seeking TV Network Order
“Reveal”	No intention to further pursue project.

Virtual Studio

The Company has also developed the concept for a proprietary virtual studio intended for fans of each project. The virtual studio is intended to be an online, virtual presentation that mirrors the physical studio lot where the Company’s shows or movies are to be filmed. The virtual studio is intended to allow viewers who wish to view real-time filming of the Company’s productions to register on the virtual studio website associated with each individual project. The Company has ceased further development of the virtual studio at this time to focus on the development and funding of film and television projects.

Other Opportunities

The Company believes there are revenue opportunities associated with the creation of an allegiance of varied fan-bases over the course of multiple entertainment projects. Subject to securing additional funding, the Company intends to pursue two such opportunities, one relating to sponsorship, and the other relating to the creation of an “entertainment destination”.

First, by building a dedicated a fan-base within each genre, the Company can seek sponsors that desire to reach that fan-base in a new way. For instance, if the Company can illustrate that it has built a sizeable following of dedicated Soap Opera fans, it is likely that there will be sponsors that want to reach these fans. One method for sponsors to reach this fan base would be to allow the fans to select sponsored products to be placed in each project. For example, if a maker of designer sunglasses wanted to reach the Company’s Soap Opera fans, for a fee from the sponsor, the Company could host a vote on the film’s website during the production process. The Company could then present fans with a choice between several pairs of the sponsor’s sunglasses, and the pair getting the most votes would be worn by one of the stars in the film. This sponsorship model is intended to benefit the sponsor, the Company and the fans. The sponsor would reach a very specific target audience in a new manner, while having “star cache” attached to its products at a significantly reduced cost. The Company would receive ancillary revenues for the film through the sponsorship program, and build the vested interest of the fan-base. The fans are permitted to provide input to the film, and experience the enjoyment associated with seeing their selections made part of the final product.

The second opportunity is for the creation of an “entertainment destination.” This opportunity would become possible only after the Company is able to complete multiple projects. Until the completion of multiple projects, each project and its associated fan base will be isolated within the confines of the project website. As the Company completes each additional project, it plans to create an increasing association with the Company’s corporate website. Each of the individual project fan-bases would then be placed within reach of the other fan-bases, at a common destination, building an even larger “fan-centric” community. With this destination, the project specific audiences would migrate from being a single fan-base into a larger fan-base with the common interest of “dedicated fan enthusiasm.” This entertainment destination is expected to create an even greater opportunity to attract sponsors, as well as advertisers desiring to place traditional banner ads within the Company’s corporate website. The creation of an “entertainment destination” would also provide fans with direct access and a unique and privileged insight into the world of entertainment, and the chance to be a part of that world.

While Company management believes there is an opportunity for generating marketing and sponsorship revenue and revenue from an “entertainment destination”, the Company has not generated such revenue as of the date of this report and there can be no assurances the Company will generate such revenue.

Suppliers

The Company has identified a pool of independent or freelance screenwriters for its film projects. The Company entered into an agreement with one of these freelance writers, Peter Soldinger, for the development of both “Carpool Guy” and “The Action.” The Company’s President, Corbin Bernsen, is the author of “3 Day Test” and “On the Hedge,” and will continue to serve as screenwriter for specific Company projects. Mr. Bernsen does not receive additional compensation for scriptwriting. The Company does not anticipate paying more than $5,000 for the development of any script or treatment. These payments may increase up to the minimum payment set by the Writers Guild of America (the “WGA”) for any specific project that reaches production. The WGA minimum pay varies according to each project’s budget and various other factors determined by the WGA.

The Company has identified a pool of independent or freelance scriptwriters which the Company will use for development of its television shows as necessary. The Company has not yet commissioned any scripts for any of its internally developed treatments. The Company does not anticipate paying more than $500 per week for the development of any script or treatment, regardless of production status.

Company Intellectual Property

The Company owns and maintains the Internet domain names www.publicfilmworks.com, www.publicmediaworks.com, and www.publicmusicworks.com. The Company has also registered numerous Internet domain names for specific projects. The Company owns a service mark for “PublicFilmWorks”. The Company may also protect various other words, names, symbols, and devices that are used with goods produced by the Company to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks. These would include “Public Media Works” and its logo. The Company has not filed applications to protect any other trade or service marks, and there can be no assurances the Company will receive such trade or service mark protection.

The Company intends to copyright all screenplays, project treatments, and other original material that it produces. The Company intends to use copyrights issued and maintained by the Copyright Office of the Library of Congress as the primary form of protection for all original works of authorship, including literary, dramatic, musical, artistic, and certain other intellectual works, both published and unpublished. The 1976 Copyright Act allows the Company the exclusive right to reproduce the copyrighted work, to prepare derivative works, to distribute the copyrighted work, to perform the copyrighted work, and to display the copyrighted work publicly. The Company will also register applicable screenplays and scripts with the Writers Guild of America. The Company has registered the following screenplays and scripts with the Writers Guild of America.

Title	Medium	Type
TechStyle	Television	Treatment
Taste of History	Television	Treatment
3 Day Test	Feature Film	Treatment
3 Day Test Reality Show	Television	Treatment
The Ultimate 18	Television	Treatment
Run and Gun	Television	Treatment
The Action	Feature Film	Treatment
Fastest Car in America	Television	Treatment
Carpool Guy	Feature Film	Treatment
The Circuit	Television	Treatment

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

Market and Competition

According to Box Office Mojo, the total 2005 United States theatrical box office revenues were $8.8 billion, and the following twelve major studios comprised 92.6% of that market share: Warner Bros., 20th Century Fox, Universal, Buena Vista, Sony, Paramount, DreamWorks SKG, New Line, Lions Gate, Dimension, Miramax and MGM/UA. The Company competes with these major studios, as well as numerous other independent studios, for market share. According to Nielsen Media Research, there are approximately 108,410,160 television households in the United States. There are a number of companies producing and distributing television shows, including the six national networks, hundreds of cable channels, and numerous private production companies. The Company also competes with these companies.

During the fiscal year ended February 28, 2006, the Company generated $50,000 in revenues from feature film production, and no revenues from television production. The Company’s competitors have greater resources, market presence and name recognition than the Company. Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution. Consequently, the Company has not yet established a position in the television industry, and faces intense competition upon entry.

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

Research and Development

The Company does not have any traditional research and development costs, but does incur development costs related to the development of its website and film and television projects. In the fiscal year ended February 28, 2006, the Company spent $31,864 on website development costs. In the fiscal year ended February 28, 2005, the Company spent $79,767 on website development costs and $59,872 on film development costs. All costs related to web development are fully expensed, and the Company’s film development costs are capitalized until each project is developed, at which point they become expensed.

Employees

As of the date of this report, the Company employs one individual. The Company considers its relations with its employees to be good, and does not have any employment agreements.

Asset Purchase Agreement with Milagro Entertainment, Inc. and Stephen Brown

The Company entered into an Asset Purchase Agreement with Milagro Entertainment, Inc. (“Milagro”) and Stephen Brown, dated December 21, 2005, pursuant to which the Company purchased certain television and feature film projects from Milagro in exchange for the Company’s issuance of 6,000,000 shares of Company Common Stock. The Company also appointed Mr. Brown as its Chief Executive Officer, Interim Financial Officer and Chairman of the Board, and entered into an employment agreement, restricted stock purchase agreement and option agreement effective as of December 21, 2005. In February 2006, Mr. Brown’s employment with the Company was discontinued and the Company terminated the employment agreement, restricted stock purchase agreement and option agreement. All of the 4,000,000 shares issued to Mr. Brown under the employment agreement have been returned to the Company and cancelled, and the 20,000,000 options issued to Mr. Brown under the option agreement have been terminated. Mr. Brown has also resigned as Chairman of the Board and as a director of the Company.

Pursuant to the terms of a General Release dated April 14, 2006, the Company and Mr. Brown have also agreed to rescind the Asset Purchase Agreement, and the 6,000,000 shares issued by the Company under the terms of the Asset Purchase Agreement have been returned to the Company and cancelled.

Incorporation and Share Exchange

The Company was incorporated in the State of Delaware on March 3, 2000 under the name “Burnam Management, Inc.” (“Burnam”) and registered its common stock with the Securities and Exchange Commission on March 9, 2000. From incorporation until August 30, 2003, Burnam essentially functioned as a public shell without any operations or business plan and did not trade on any exchange or trading system. The original Public Media Works, Inc. (“PMW”) was a privately held company incorporated in the State of California on May 15, 2000. PMW decided to enter into a merger with Burnam in order to rapidly effectuate a public market and public presence within its industry, and Burnam and its shareholders entered into the merger in order to increase the value of Burnam by obtaining an operating business.

On August 30, 2003, PMW entered into a reverse merger with Burnam, the terms of which are as follows. On August 29, 2003, Burnam entered into a Share Exchange Agreement to acquire PMW. At the time of the exchange, there were 5,000,000 shares of Burnam common stock issued and outstanding. Under the terms of the agreement, Burnam issued 20,000,000 restricted shares of common stock to all outstanding PMW security holders on a pro-rata basis, in exchange for which Burnam received 20,000,000 shares of PMW common stock, representing all of the issued and outstanding shares of PMW. The share exchange took effect on August 30, 2003. Upon the effective date of the merger, the Company changed its name from “Burnham Management, Inc.” to “Public Media Works, Inc.” PMW remains a wholly-owned subsidiary of the Company. No finders or other third parties were used in connection with the share exchange and merger, and no finders’ fees or commissions were paid in conjunction with the merger.

In order to maintain clarity in this report, references to the original company known as Public Media Works, Inc. prior to the merger on August 30, 2003 will be indicated as “PMW.” References to “Public Media Works, Inc.,” “Public Media,” the “Company,” “we,” “us” or “our” refer to the Company after the merger.

Publicly Available Information

The Company is required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). For further information with respect to the Company and its common stock, please review the Company’s filings, including exhibits and schedules thereto. The Company’s filings with the SEC are available to the public from the SEC’s website at www.sec.gov. You may also read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F. Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference rooms.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 1,800 square feet of converted and remodeled warehouse space for its headquarters on a month-to-month basis from Chandler Associates, an unaffiliated entity, at a rate of $1800 per month. The Company does not have a lease agreement with Chandler Associates. The space is located at 14759 Oxnard Street, Van Nuys, California and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

In March 2006 the Company received a copy of a complaint filed in the United States District Court for the Western District of Pennsylvania by Savvior Technology Solutions (“Savvior”) for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior is alleging nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. The Company intends to settle the matter with Savvior, or defend itself in any lawsuit which may be re-filed by Savvior.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year ending February 28, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock currently trades on the OTC Bulletin Board, under the symbol “PMWI”.

The following table sets forth, for the period since the Company’s Common Stock commenced public trading on February 28, 2005, the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board. The quotation for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 28, 2006
FIRST QUARTER (3/1/05 to 5/31/05)	$1.55	$.49
SECOND QUARTER (6/1/05 to 8/31/05)	$.50	$.26
THIRD QUARTER (9/1/05 to 11/30/05)	$.27	$.11
FOURTH QUARTER (12/1/05 to 2/28/06)	$.15	$.07

Holders

As of February 28, 2006, 30,818,991 shares of our common stock were issued and outstanding, and held by approximately 88 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of February 28, 2006, the Company does not have an equity compensation plan. As of February 28, 2006, the Company has granted the following options to purchase common stock:

Number of securities to be issued upon exercise of outstanding options	Exercise price of outstanding warrants	Expiration Date of Warrants
1,000,000	$.25	October 1, 2008 (1)
1,000,000	$.25	October 1, 2008 (1)
1,000,000	$.25	June 21, 2006
500,000	$.25	October 1, 2008

(1)	The options expire the earlier of October 1, 2008 or six (6) months after such director ceases to be on the Board of Directors of the Company.

The options were granted pursuant to option agreements and were issued as individual arrangements to the Company’s two directors, a former director of the Company, and its outside legal counsel in exchange for services rendered. The options permit the holder to purchase shares of the Company’s common stock at a fixed exercise price through the date of their expiration.

Sales of Unregistered Securities

The following information relates to securities sold by the Company within the past three years without registering the securities under the Securities Act, which have not been previously reported in a Quarterly or Current Report. As used herein, “Burnam Management” refers to Burnam Management, Inc. prior to August 30, 2003. “PMW” refers to Public Media Works, Inc. prior to August 30, 2003. The “Company” refers to the company after August 30, 2003:

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

In April 2006 the Company issued 150,000 shares of its common stock to a Company employee in recognition of the employee’s contributions to the Company. The common stock was valued at $.065 per share at the time of issuance. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In April 2006 the Company issued 166,666 shares of its common stock to a third party assignee of a Company promissory in the amount of $44,155, as consideration for such third party’s agreement to allow the Company to satisfy its obligations under the promissory note in exchange for the Company’s payment of $10,000 on or before July 1, 2006. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

The Company and Mr. Mainas executed a Subscription Agreement dated June 7, 2006 pursuant to which Mr. Mainas agreed to purchase 1,000,000 shares of Company Common Stock at the price of $.05 per share. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Act. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of should be read in conjunction with its financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Results of Operations

The Company’s revenues for the fiscal year ending February 28, 2006 were $50,000, compared to revenues for the fiscal year ending February 28, 2005 of $125,000. The decrease in revenues is attributed to the Company’s receipt of a single film production fee of $50,000 in the fiscal year ending February 28, 2006, compared to the Company’s receipt of production fees of $125,000 from two different projects in fiscal year ending February 28, 2005.

The Company’s operating expenses for the fiscal year ending February 28, 2006 were $713,099, compared to operating expenses of $1,120,040 for the fiscal year ending February 28, 2006. This decrease in revenues is largely attributed to the decrease in salary expenses as the Company’s officer’s agreed to forgo all salaries during the last fiscal year, and a reduction in travel and entertainment expenses.

The Company had a net loss of ($715,023) for the fiscal year ending February 28, 2006, compared to a net loss of ($1,100,561) for the fiscal year ending February 28, 2005. The reduction of net loss is principally attributed to the reduction in operating expenses discussed above. The Company reported a cumulative net loss of ($3,660,097) from March 3, 2000 (inception of Burnam Management) through February 28, 2006.

The Company’s net cash used by operating activities decreased from $679,746 for the fiscal year ending February 28, 2005 to $152,929 for the fiscal year ending February 28, 2006. This decrease is also largely attributed to the decrease in salary expenses as the Company’s officers agreed to forgo all salaries during the last fiscal year, and a reduction in travel and entertainment expenses.

The Company completed its first feature film “Carpool Guy” which was released in October 2005. The Company funded the production of the film by entering into an Exclusive Production Agreement in October 2004 with Carpool Partners LLC (the “Carpool LLC”). Pursuant to the terms of the agreement, the Company’s financing partner, Carpool LLC, owns 60% of the final production, and the Company owns 40%. The three members of Carpool LLC are Thomas Szabo, F. James McCarl and Michael Wittlin, each of whom own 33% of the LLC, and each of whom are stockholders and debtholders of the Company. The sales of the film have been limited and the Company has not received any revenues from the film sales and there can be no assurances the Company will ever receive any revenues from film sales.

The Company entered into a binding term sheet dated February 12, 2006 with Mr. Bernsen, Mr. Mainas, Bob Billet, Van Billet, Denis Shusterman and Bella Web LLC for the formation of a new limited liability company to produce and distribute a screen play known as “Bellacam.com.” The name of the project has subsequently been changed to “Donna On Demand.” Under the term sheet, the Company is obligated to fund up to $125,000 towards the further development of the project. Mr. Bernsen and Mr. Mainas have agreed to assign to the Company any and all interest they may have in the project or new limited liability company.

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of February 28, 2006, the Company has an aggregate outstanding balance of $1,105,519 under the following obligations:

•	On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of February 28, 2006, the Company had an outstanding balance of $560,761 under the promissory note, including accrued interest. The promissory note is payable on demand.

•	On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of February 28, 2006 was $201,965, including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of February 28, 2006, the outstanding balance under this obligation was $16,715.

•	On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Pearlman, an unaffiliated third party. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. The Company is in default of its repayment obligations under the promissory note. On February 28, 2006, the outstanding balance under this note was $26,036, including accrued interest.

•	In July 2005 the Company entered into a promissory note with Michael Wittlin in the principal amount of $180,000 which accrues interest at 6% and is due and payable in July 2006. As of February 28, 2006, the outstanding balance under this note was $186,658, including accrued interest. Mr. Wittlin is a shareholder of the Company and a member of Carpool Guy LLC.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of February 28, 2006, the balance due to Mr. McCarl was $10,391. Mr. McCarl is a shareholder of the Company and a member of Carpool Guy LLC.

•	Thomas Szabo has loaned the Company $56,700. This loan bears interest at 6% and is due on demand. As of February 28, 2006, the balance due to Mr. Szabo under this loan was $58,838, including accrued interest. Mr. Szabo is a shareholder of the Company and member of Carpool Guy LLC.

•	Stephen Brown, the Company’s former CEO and Chairman of the Board, loaned the Company $44,155 as of February 28, 2006. This loan was subsequently memorialized in a Promissory Note dated April 6, 2006 which was assigned by Mr. Brown to a third party. Effective April 14, 2006, the Company entered into an agreement with the assignee third party of the Promissory Note pursuant to which the third party agreed that all of the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding debt obligations.

The proceeds from these notes and the line of credit were used to meet the general working capital needs of the Company. The Company’s general monthly expenses for fiscal year ending February 28, 2006 were approximately $46,000. The Company continues to expense its web development costs, which were $31,864 in the aggregate as of February 28, 2006. In October 2004, the Company entered into an agreement with Savvior Technology Solutions to maintain the Company’s virtual studio and main website and to act as host and server to the Company’s sites. The term of the agreement is until December 2006 and provides for an average monthly payment by the Company of $6,500. Savvior is no longer providing the services to the Company.

Anticipated Revenue

The Company has several projects that may generate revenue during the current fiscal year, however, there can be no assurances that the Company will secure funding for such projects, or that such projects will result in any revenues.

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

Revenue Recognition

Revenue is recognized by the Company on the accrual basis of accounting when earned. The Company’s primary business generates revenue from selling movie scripts, and developing and producing movies and television shows. Revenue is recognized in accordance with the provisions of Statement of Position 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized only after all of the following conditions are met:

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

Liquidity

At February 28, 2006 our total assets were $123,357, compared to $191,403 at February 28, 2005. The decrease was primarily the result of the write-off of a note receivable in the amount of $125,000 as discussed below. Our current assets at February 28, 2006 totaled $1,385, and our current liabilities were $1,254,373, as compared to current assets of $15,436 and current liabilities of $1,449,073 at February 28, 2005. The decrease in current liabilities is attributable to a decrease in note payables and accounts payable through conversion of debt into common stock. Our stockholders’ equity at February 28, 2006 was ($1,131,016), compared to stockholders’ equity at February 28, 2005 of ($1,257,670).

As of February 28, 2006, the Company had a cash balance of $391. In May 2006, the Company raised approximately $100,000 through a loan by Mr. Bernsen and a purchase of common stock by Mr. Mainas. Management believes the Company currently has cash on hand to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources until through June 2006. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also enter into joint ventures with third parties to fund specific television and film projects.

In December 2003, as part of an overall transaction in which the Company was contemplating a potential acquisition, the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for its continued operations. The promissory note to Old Tucson matured on June 20, 2004. The sole recourse of the Company for nonpayment of the note is the return of 312,500 shares Company Common Stock pledged by affiliates of Old Tucson to secure the obligations under the promissory note. Old Tucson has not repaid the promissory note and the Company is in discussions with Old Tucson for the forfeiture of the pledged shares in satisfaction of the note, in which event the shares of Company Common Stock will be cancelled.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Risks Related To Our Financial Condition

We Have A Limited Operating History, So It Will Be Difficult For Investors To Evaluate The Success Of Our Business Model and The Effectiveness of Our Management. We Are Experiencing Significant Expenditures Related To Funding Our Operations, And We Are Currently Carrying a Net Loss. If Our Business Model Is Not Successful, Or We Are Unable To Generate Revenue, We May Not Become Profitable.

We have a limited operating history from which to evaluate our business and prospects. We have earned $175,000 in revenue from our inception to February 28, 2006. For the fiscal year ended February 28, 2006, we had a net loss of ($715,023) and we had a cumulative net loss of ($3,660,097) for the period since inception at March 3, 2000 to February 28, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

• our business model and strategy are still evolving and are continually being reviewed and revised; and

• we may not be able to successfully implement our business model and strategy.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Our Auditors Have Expressed Substantial Doubt Regarding Our Ability To Continue As A Going Concern. If We Are Unable To Continue As A Going Concern, We May Be Required To Substantially Revise Our Business Plan or Cease Operations.

As of the date of our most recent audit, which included the fiscal years ended February 28, 2006 and February 28, 2005, we had not generated sufficient revenues for our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We are operating at a net loss, and expect to continue to incur losses in the future. We have not established any other source of equity or debt financing other than that which is described in our discussion entitled “Management’s Discussion and Analysis—Plan of Operations—Liquidity.” We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and motion pictures, that we will be able to produce and sell our scripts, shows and motion pictures, or that our virtual studio will become self-funding. We also cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

To Satisfy Our Capital Requirements, We May Seek To Raise Funds In The Public or Private Capital Markets, Which May Not Be Given on Terms Favorable To Us, Or We May Not Be Able To Raise Funds At All. In The Event That We Receive Funds on Undesirable Terms, Or Are Unable To Receive Additional Funds, We May Not Be Able To Fund Our Operations and Will Not Be Able to Continue As A Going Concern.

Our ability to raise additional funds in the public or private markets will be adversely affected if the results of our business operations continue to be unfavorable. We may seek additional funding through equity financing, loans, or investments from new or existing stockholders. We cannot assure you that any such funding will be available to us, or if available, that it will be available on terms favorable to us. If adequate funds are not available, we will not be able to complete the production of our developed projects. As a result, we may be required to discontinue our operations without obtaining any value for our scripts or projects under development. If we are successful in obtaining additional funds, the terms of the financing may have the effect of diluting your interest in our Company.

We Are In Default Under Our Debt Obligations, and If We Fail to Restructure Our Outstanding Indebtedness, The Lenders May Take Actions That Would Have Material Adverse Impacts On The Company

The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of such indebtedness. As of February 28, 2006, the Company has an aggregate outstanding balance of $1,105,519 in debt obligations (including accrued interest), of which $916,861 is past due or due on demand. The Company also has significant upcoming debt payment obligations, and does not have the cash to its existing or future debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by the bankruptcy or insolvency laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the bankruptcy or insolvency laws raise substantial doubt about our ability to continue as a going concern.

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

Producing television shows and feature length films involves substantial risks, because they require that we spend significant funds based entirely on our preliminary evaluation of the screenplay’s commercial potential as a film. It is impossible to predict the success of any film or show before the production starts. The ability of a show or film to generate revenues will depend upon a variety of unpredictable factors, including:

•	public taste, which is always subject to change;

•	the quantity and popularity of other films and shows and leisure activities available to the public at the time of our release;

•	the competition for exhibition at movie theatres, through video retailers, on cable television and through other forms of distribution; and

•	the fact that not all shows and films are distributed in all media forms or that chosen distribution channels may be ineffective.

For any of these reasons, the shows and films that we produce may be commercially unsuccessful, and the value of our equity interest in any or all of them may be reduced or eliminated entirely. We operate in a particularly unpredictable industry, and, if we are unable to produce projects which are commercially successful in this industry, we may not be able to recoup our expenses and/or generate revenues. In the event that we are unable to generate revenues, we may not be able to continue operating as a viable business.

If We Lose The Services Of Key Personnel, It May Substantially Harm Our Ability To Operate and Earn Revenue.

Our success is highly dependent upon the continued services of our Chief Executive Officer, President and director, Corbin Bernsen, and our outside director, George Mainas. Virtually all decisions concerning the conduct of our business are made by Messrs. Bernsen and Mainas. The loss of any of these individuals could have a material adverse effect on us. We have not entered into any agreement with Messrs. Bernsen or Mainas that would prevent them from leaving us, nor have we obtained any key man life insurance. If we lose either of their services, we may not be able to hire and retain other officers with comparable experience or contacts. As a result, the loss of the services of any of these individuals may limit our ability to properly conduct our operations in a cost-effective manner.

Our Officers and Directors Own A Large Percentage Of Our Outstanding Shares Of Common Stock Which Provides Them Significant Voting Power And Their Interests May Differ From Those Of Other Shareholders

As of the date of this report, our officers and directors in the aggregate own approximately 31% of the Company’s issued and outstanding shares. Accordingly, our officers and directors have the ability to influence the election of the Company’s directors. Further, our officers and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officers and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

Since Our Officers and Directors Do Not Devote Their Full Business Time To Our Business, We May Not Be Able To Act On Our Business Opportunities Or Respond To Industry Or Market Forces In A Timely Manner, Which May Reduce Our Competitiveness and, As A Result, The Viability Of Our Business and Operations.

The persons serving as our officers and directors are not paid any compensation and have existing obligations outside of the Company. We cannot guarantee that any of our officers or directors will be able to devote sufficient amounts of their business time to enable us to implement our business plan. If our officers or directors do not devote a sufficient amount of their business time to the management of our business, we may lose our ability to rapidly and appropriately respond to market conditions and opportunities, which may limit our competitiveness. Such a loss of competitiveness may result in our inability to generate sufficient revenue to finance our continuing operations. This may reduce the value of our company and, accordingly, the value of your investment.

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

We May Face Additional Risks Due To Our Reliance On Outsourced Production Studios For Films and Television Shows We Choose To Produce Ourselves.

We intend to outsource certain aspects of the production requirements for our television and film projects. We do not intend to maintain a relationship with one particular studio or production group. Consequently, we may be subject to certain risks associated with outsourcing, which include, but may not be limited to:

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

We Are Responsible For The Indemnification Of Our Officers and Directors. Should Our Officers And/Or Directors Require Us To Contribute To Their Defense, We May Be Required To Spend Significants Amount Of Our Capital.

Our by-laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

If We Exceed Our Budgets In Our Projects, We May Be Unable To Recoup Our Costs

Our business model requires that we be efficient in production of our projects. Actual production costs often exceed their budget, sometimes substantially. The production, completion and distribution of movie and television projects are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a production incurs substantial budget overruns, we may be required to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us.

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

Our Revenues May Fluctuate Significantly And Our Results Of Operations May Be Difficult To Predict

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

Under The Terms Of Completion Bonds Covering A Motion Picture Project, In The Event We Fail To Complete The Movie On Schedule And Within Budget, The Bond Company May Take Over Production, Which May Reduce The Artistic Integrity And Commercial Potential Of The Movie.

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

FEBRUARY 28, 2006 AND 2005

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Public Media Works, Inc.

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. and subsidiary (a Delaware corporation) as of February 28, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 28, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. and subsidiary as of February 28, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended February 28, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 15 to the financial statements, the Company incurred a net loss of $715,023 and $1,100,561, respectively, during the years ended February 28, 2006 and 2005, and as of February 28, 2006, the Company’s current liabilities exceeded its current assets by $1,252,988. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

/s/ Burnham & Schumm, P.C.

Salt Lake City, Utah

May 25, 2006

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2006 AND 2005

Assets	2006	2005
Current Assets:
Cash	$391	$11,560
Accounts receivable, less allowance for doubtful accounts of $-0-	994	3,876

Total current assets	1,385	15,436

Property and equipment, net	9,109	22,967

Other Assets:
Film development costs	66,500	4,000
Note receivable, related party	—	125,000
Investment in limited liability company	46,363	24,000

Total other assets	112,863	153,000

Total Assets	$123,357	$191,403

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$148,854	$255,351
Accrued salaries and related taxes	—	97,198
Accrued interest, stockholders	178,229	128,889
Accrued interest	2,036	10,459
Deferred revenue	—	10,000
Notes payable	68,155	249,000
Notes payable, stockholders	674,477	530,176
Notes payable, line of credit, related party	182,622	168,000

Total current liabilities	1,254,373	1,449,073

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 30,818,991 and 25,552,500 issued and outstanding	3,082	2,555
Additional paid-in capital	2,525,999	1,684,849
Accumulated deficit	(3,660,097)	(2,945,074)

Total stockholders’ equity	(1,131,016)	(1,257,670)

Total Liabilities and Stockholders’ Equity	$123,357	$191,403

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended February 28, 2006	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004
Revenues:
Movie script sales	$—	$50,000	$—
Producing income	50,000	75,000	—

Total revenues	50,000	125,000	—
Cost of film development	—	59,872	—

Gross profit	50,000	65,128	—

Operating expenses:
Listing fees	10,845	—	—
Advertising and promotion	30,852	31,115	491
Auto expenses	3,353	33,193	33,815
Investor relations, related party	105,000	105,000	—
Professional fees	154,296	167,277	34,153
Office expenses	7,801	20,558	25,079
Rent	1,800	10,800	12,600
Salaries	94,121	379,393	331,234
Payroll taxes	—	29,359	21,888
Telephone and utilities	7,557	17,172	10,116
Consulting costs	68,788	37,090	49,700
Web site development costs	31,864	79,767	121,744
Depreciation	9,976	13,672	12,224
Travel and entertainment	15,941	174,603	82,918
Other	5,905	21,041	10,973
Bad debt expense	165,000	—	—

Total operating expenses	713,099	1,120,040	746,935

Operating loss	(663,099)	(1,054,912)	(746,935)

Other income (expense):
Forgiveness of debt income	12,600	—	—
Loss on disposal of fixed assets	(3,882)	—	—
Interest income	—	—	986
Interest expense	(59,842)	(44,049)	(31,878)

Total other income (expense)	(51,124)	(44,049)	(30,892)

Loss before income taxes	(714,223)	(1,098,961)	(777,827)
Provision for income taxes	800	1,600	1,600

Net loss	$(715,023)	$(1,100,561)	$(779,427)

Net loss per share	$(.03)	$(.04)	$(.06)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, February 28, 2003	5,000,000	$500	$569,905	$(1,065,086)
Common stock issued in connection with the acquisition of subsidiary on August 30, 2003	20,000,000	2,000	880,000	—
Common stock issued for $.40 a share in September 2003	12,500	1	4,999	—
Common stock issued for $.40 a share in January and February 2004	500,000	50	199,950	—
Net loss for the year ended February 29, 2004	—	—	—	(779,427)

Balance, February 29, 2004	25,512,500	2,551	1,654,854	(1,844,513)
Common stock issued for $.75 a share in February 2005	40,000	4	29,995	—
Net loss for the year ended February 28, 2005	—	—	—	(1,100,561)

Balance, February 28, 2005	25,552,500	$2,555	$1,684,849	$(2,945,074)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED FEBRUARY 28, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, February 28, 2005	25,552,500	$2,555	$1,684,849	$(2,945,074)
Common stock issued for services rendered during the year ended February 28, 2006	2,198,711	220	364,245	—
Common stock issued for $.10 a share in October 2005	858,000	86	85,714	—
Common stock issued in connection with the acquisition of film rights on September 6, 2005 for $.25 per share	250,000	25	62,475	—
Common stock issued for conversion of note principal and interest during the year ended February 28, 2006	1,959,780	196	328,716	—
Net loss for the year ended February 28, 2006	—	—	—	(715,023)

Balance, February 28, 2006	30,818,991	$3,082	$2,525,999	$(3,660,097)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended February 28, 2006	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004
Cash flows from operating activities:
Net loss	$(715,023)	$(1,100,561)	$(779,427)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on note receivable	125,000	—	—
Expenses paid directly by related party creditors	190,601	3,000	17,325
Loss on disposal of fixed assets	3,882	—	—
Depreciation	9,976	13,672	12,224
Common stock issued for services and expenses	402,531	—	—
(Increase) decrease in accounts receivable	2,882	(3,876)	—
(Increase) decrease in shareholder receivable	—	65,000	(65,000)
(Increase) decrease in prepaid expenses and interest receivable	—	2,140	(1,930)
Increase (decrease) in accounts payable and accrued expenses	(162,778)	330,879	94,163
Increase (decrease) in deferred revenue	(10,000)	10,000	—

Net cash used by operating activities:	(152,929)	(679,746)	(722,645)

Cash flows from investing activities:
Cash loaned to related party	—	—	(125,000)
Purchase of property and equipment	—	(394)	(16,655)
Film development costs capitalized	—	(2,500)	(5,500)
Investment in Car Pool Guy Partners, LLC	(22,363)	(20,000)	—

Net cash used by investing activities	$(22,363)	$(22,894)	$(147,155)

The accompanying notes are an integral

part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED

	For the Year Ended February 28, 2006	For the Year Ended February 28, 2005	For the Year Ended February 29, 2004
Cash flows from financing activities:
Issuance of common stock	$85,800	$185,000	$930,000
Cash contributed by stockholders	—	—	2,000
Proceeds from related party borrowings	78,323	268,000	—
Proceeds from short- term borrowings	—	249,000	—
Repayment of related party borrowings	—	—	(50,000)

Net cash provided by financing activities	164,123	702,000	882,000

Net increase (decrease) in cash	(11,169)	(640)	12,200
Cash, beginning of period	11,560	12,200	—

Cash, end of period	$391	$11,560	$12,200

Interest paid	$—	$—	$145

Income taxes paid	$800	$2,400	$1,600

Stock subscriptions	$—	$—	$155,000

Movie script contributed to investment in LLC	$—	$4,000	$—

250,000 common shares issued to purchase film rights and scripts	$62,500	$—	$—

1,979,780 common shares issued to retire notes payable and interest	$328,912	$—	$—

Accounts payable and Accrued expenses converted to notes payable	$234,155	$—	$—

2,198,711 common shares issued to pay company expenses	$364,465	$—	$—

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

k.	Statement Presentation

Certain previously reported amounts have been reclassified to conform to fiscal year end February 28, 2006 report classifications. These reclassifications had no effect on net income and stockholder’s equity.

2.	Revenues

For the years ended February 28, 2006 and 2005, the Company has recognized $50,000 and $125,000 of revenues, respectively. $50,000 was earned for writing a movie script in March 2004 called “On the Hedge”. $75,000 was earned in the second quarter of 2004 for producing a pilot for a potential television reality show with a joint venture partner, see note 6. $50,000 was earned in October 2005 for producing the movie “Car Pool Guy”. See note 5 for information related to the joint venture with Car Pool Guy Partners, LLC.

3.	Note Receivable, Related Party

On February 28, 2006 and 2005, the Company has a $-0- and $125,000 note receivable. On December 19, 2003, the Company loaned $125,000 to Old Tucson Corporation, a company owned by stockholders of Public Media Works, Inc. The note receivable bears interest at 4% and matured on June 20, 2004, which is now in default. The note is secured by the stockholders’ stock (312,500 common shares) in Public Media Works, Inc. The Company has been informed by Old Tucson Corporation that the note receivable will not be repaid. The Company is currently in the process of canceling the common shares held as collateral. Under terms of the original agreement, $5,000 of interest income would have been recorded in the years ending February 28, 2006 and 2005, however, due to the non-payment, interest has not been recorded. $986 of interest income was recorded in the Statement of Operations for the year ended February 29, 2004.

4.	Film Development Costs

At February 28, 2006 and 2005, the Company has capitalized $66,500 and $4,000, respectively for film development costs. On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. The company intends to develop the screenplays into feature films or a television series within the next three years.

5.	Investment in Limited Liability Company

At February, 28, 2006 and 2005, the Company has an investment of $46,363 and $24,000 in Car Pool Guy Partners, LLC., respectively. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company will receive a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At February 28, 2006, $42,363 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $46,363.

A stockholder of the Company is also a one-third owner in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

6.	Investment in NFPMW, LLC

On August 17, 2004, the Company received a 25% interest in NFPMW, LLC. The LLC was created so that if the reality television show pilot that the Company produced in 2004 is sold to one of the television networks, the Company is to receive 25% of the future profits from the joint venture. At February 28, 2006 and 2005, the investment in the LLC is $-0-. The Company has made no capital contributions to the LLC and the LLC has had no income or loss since inception.

7.	Property and Equipment

Property and equipment comprises the following at February 28, 2006 and 2005:

	2006	2005

Furniture and leasehold improvements	$2,554	$20,649
Computer and office equipment	54,836	54,836

	57,390	75,485
Less: accumulated depreciation	48,281	52,518

Property and equipment, net	$9,109	$22,967

Depreciation expense for the years ended February 28, 2006 and 2005 was $9,976 and $13,672, respectively.

8.	Deferred Revenue

At February 28, 2006 and 2005, the Company has recorded $-0- and $10,000 of deferred revenue, respectively, for producing the film “Car Pool Guy”. See note 5. In accordance with its revenue recognition policy, the producing fee has been properly reported as deferred revenue until all conditions of revenue recognition have been met.

9.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and director of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At February 28, 2006 and 2005, the outstanding balance is $182,622 and $168,000, respectively.

10.	Note Payable, Stockholders

Stockholder notes payable consist of the following at February 28, 2006 and 2005:

	2006	2005

Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$411,062	$410,461
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

	2006	2005

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006	180,000	—
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	10,000	100,000
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	56,700	3,000

	$674,477	$530,176

11.	Notes Payable

Notes payable consist of the following at February 28, 2006 and 2005:

	2006	2005

Note payable to an individual, interest is being charged at 6%, the note is unsecured and due June 1, 2005.	$—	$225,000
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	24,000	24,000
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due September 6, 2006.	44,155	—

	$68,155	$249,000

12.	Issuance of Common Stock

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

In July 2005, the Company paid $49,700 of expenses by issuing 206,800 shares of common stock. $23,000 or $.23 per share was reported as consulting expense and $26,700 or $.25 per share was reported as professional fees in the accompanying statement of operations.

On September 6, 2005, the Company issued 250,000 shares of common stock to acquire 100% interest in two shows, “A Taste in History” and “Run N’ Gun”. Film development costs were capitalized at $62,500 or $.25 per share.

In October 2005, the Company issued 858,000 shares of its common stock at $.10 per share for a total amount of $85,800.

13.	Stock Options

On October 1, 2005, the Company issued stock options to three members of its management. Each of the three individuals received the right to purchase up to 1,000,000 shares of the Company’s common stock at $.25 per share. The stock options expire on October 1, 2008 or six months after the individual terminates its affiliation with the Company’s board of directors, whichever comes first. In addition, the Company granted its legal counsel stock options to purchase up to 500,000 shares of its common stock at $.25 per share. These stock options expire on October 1, 2008. All of the stock options vested on October 1, 2005.

The compensation cost that has been charged against income for the stock options issued was $-0- for the fiscal year ending February 28, 2006.

The fair value of each option award is estimated on the date of grant using the Black Scholes option valuation model that uses the assumptions noted in the following table. Because the Black Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ending February 28, 2006
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-3
Risk-free rate	3.5%-6%

A summary of option activity under the Plan as of February 28, 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at February 28, 2005	-0-	$—
Granted	3,500,000.25
Exercised	-0-	-0-
Forfeited or expired	-0-	-0-

Outstanding at February 28, 2006	3,500,000	$.25	2.6	$—

Exercisable at February 28, 2006	3,500,000	$.25	2.6	$—

The weighted-average grant-date fair value of options granted during the year ending February 28, 2006 was $-0-. The total intrinsic value of options exercised during the year ended February 28, 2006 was $-0-.

14.	Income Taxes

The provision for income tax consists of the following components at February 28, 2006 and 2005, and February 29, 2004:

	February 28, 2006	February 28, 2005	February 29, 2004

Current:
Federal income taxes	$—	$—	$—
State income taxes	800	1,600	1,600
Deferred	—	—	—

	$800	$1,600	$1,600

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	February 28, 2006	February 28, 2005	February 29, 2004

Expected tax benefit using regular rates	$(242,836)	$(373,647)	$(264,461)
State minimum tax	800	1,600	1,600
Valuation allowance	242,836	373,647	264,461

Tax Provision	$800	$1,600	$1,600

Due to the Company transitioning from a development stage company to an operating company and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	February 28, 2006	February 28, 2005	February 29, 2004

Deferred tax assets	$1,194,519	$980,656	$621,584
Valuation allowance	(1,194,519)	(980,656)	(621,584)
Deferred tax liabilities	—	—	—

Net deferredtax assets	$—	$—	$—

The Company has loss carryforwards totaling $2,916,329 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

Operating Losses
2020	$380,704
2021	128,030
2022	125,383
2023	657,670
2024	921,821
2024	702,721

$2,916,329

15.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $715,023 during year ended February 28, 2006 and accumulated losses of $3,660,097 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,252,988 at February 28, 2006. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

16.	Subsequent Events

On April 6, 2006, the Company issued 150,000 of its authorized common shares to an individual that provided consulting services in the first quarter of year ending February 28, 2007. The consulting services are valued at $9,750 or $.065 per share.

In May 2006, the Company agreed to issue 1,000,000 shares of its common stock at $.05 per share for a total amount of $50,000 to a board member and stockholder.

In May 2006, the Company borrowed $50,000 from its Chief Executive Officer, Corbin Bernsen. The unsecured note payable bears interest at 6% and is due in one year.

In April 2006, the Company entered into a note payable conversion. A $44,155 note payable was reduced to $10,000 by issuing 166,166 shares of common stock. The note payable was reduced by $34,155 which resulted in the shares being valued at $.20 per share.

17.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has accrued $46,875 in the February 28, 2006 financial statement for services provided for web site development and maintenance. The Company was not satisfied with the services and has tried to cancel the contract. If the Company cannot settle the claim for the amount accrued, an additional $118,625 could be owed.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disputes or disagreements with Burnham & Schumm, P.C., our independent outside auditors, which have been engaged by the Company since May 2003.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Under the supervision of our Chief Executive Officer, who is also our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of February 28, 2006, the design and operation of such disclosure controls and procedures were effective.

Management Changes. During the most recent fiscal year, we experienced several changes in management, including the Chief Executive Officer and Chief Financial Officer, which will necessarily result in changes in our internal control over financial reporting.

Limitations On Disclosure Controls And Procedures. Our management, including our Chief Executive Officer, who is also our principal financial officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

Effective April 6, 2006, the Company executed a Promissory Note in the amount of $44,155 in favor of Stephen Brown for amounts loaned by Mr. Brown to the Company. Effective April 14, 2006, the Company, Stephen Brown and Milagro Entertainment, Inc. entered into a General Release pursuant to which the parties agreed to rescind the Asset Purchase Agreement dated December 21, 2005 and settle all matters of business between the parties. The General Release also consented to Mr. Brown’s assignment of the Promissory Note to a third party. Effective April 14, 2006, the Company entered into an agreement with the assignee third party of the Promissory Note pursuant to which the third party agreed that all of the Company’s obligations under the Promissory Note will be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006. The Company also issued 166,666 shares of the Company’s Common Stock to such third party as consideration.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Company directors are elected by the stockholders to a term of one (1) year and to serve until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. There have been no material changes to the procedures by which stockholders can nominate directors. The Board of Directors has no nominating, compensation, or audit committees, and does not have an “audit committee financial expert”. There are no family relationships among members of management or the Board of Directors of the Company.

The following table sets forth certain information regarding executive officers and directors of the Company as of February 28, 2006:

Name	Age	Position
Corbin Bernsen	51	Chief Executive Officer, President, Secretary and a Director
George Mainas	61	Director

CORBIN BERNSEN has served as our President and a Director since August 30, 2003, and as our Chief Executive Officer since February 2006. Prior to that, Mr. Bernsen served as President and a director to

Public Media Works, Inc., its predecessor, from November 2002 to August 30, 2003. From February 2002 through July 2003, Mr. Bernsen was Chief Executive Officer and a director to 1st Step, Inc., a privately held entertainment consulting company. Mr. Bernsen served as Chief Executive Officer to Public Media Works from its inception in March 2000 until November 2002. Mr. Bernsen continues to serve as sole owner of Team Cherokee, Inc., which serves as Mr. Bernsen’s vehicle for maintaining his acting contracts and agreements, a position he has held since 1987. Mr. Bernsen continues to work as an actor and scriptwriter for films and television.

GEORGE MAINAS has served as a director of the Company since September 2005. Mr. Mainas was also the Chief Executive Officer of the Company from September 2005 to December 2005. Mr. Mainas has been the Managing Director of Mainas Development Corporation since 1981. Mainas Development Corporation is primarily engaged in the development, construction and financing of real estate projects, and also invests in companies outside of the real estate industry. Mr. Mainas currently serves as a Chairman of Global Cable Systems, a Canadian publicly traded company. Mr. Mainas has over 40 years of domestic and international business experience and has been a founder, director and investor in both public and private companies.

Board of Directors

The Company’s organizational documents authorize five board members, two of which are currently filled by Mr. Bernsen and Mr. Mainas. The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures. The Company does not anticipate compensating its directors for board or committee participation or other service to the Company at this time

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Exchange Act, the Company notes the following delinquencies for the period ended February 28, 2006: one Form 4 was filed one day late for Mr. Szabo, the Company’s former Chief Executive Officer, and one Form 3 was filed two days late for Mr. Brown, the Company’s former Chief Executive Officer and Chairman of the Board.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company. The Code is attached an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004. The Code is also available free of charge upon request to the Company at 14759 Oxnard Street, Van Nuys, California 91411, Attention: Corbin Bernsen.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table (1)

Name and Principal Position	Fiscal Year Ending February 28 or 29	Salary	Bonus	Other Annual Compensation		All Other Compensation
Corbin Bernsen, CEO	2006	$0	$0	$0		1,000,000 options	(2)
	2005	$87,506	$0	$11,000	(3)	$0
	2004	$110,000	$5,000	$0		$0

Stephen Brown (4)	2006	$0	$0	$0		$0
George Mainas (5)	2006	$0	$0	$0		1,000,000 options	(2)

Thomas Szabo (6)	2006	$0	$0	$0		1,000,000 options	(2)
	2005	$87,506	$0	$11,000	(3)	$0
	2004	$110,000	$5,000	$0		$0

(1)	The Company has not granted any Stock Appreciation Rights or Long Term Incentive Plans, nor does the Company maintain any retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs.

(2)	On October 1, 2005, Mr. Bernsen, Mr. Mainas and Mr. Szabo were granted options to purchase up to 1,000,000 shares of common stock, vesting immediately, at an exercise price of $.25 per share, and expiring on October 1, 2008. The terms of these options were subsequently modified on December 21, 2005 to provide that such options shall expire if not exercised within six (6) months after each individual ceases to be on the Board of Directors of the Company.
(3)	Mr. Bernsen and Mr. Szabo received a car allowance in the amount of $11,000 during fiscal year ending 2005.
(4)	Mr. Brown was the Company’s Chief Executive Officer from December 21, 2005 until February 11, 2006.
(5)	Mr. Mainas was the Company’s Chief Executive Officer from September 23, 2005 until December 21, 2005. Mr. Mainas is currently a director but not an officer of the Company.
(6)	Mr. Szabo was the Company’s Chief Executive Officer from November 2002 until September 23, 2005.

Employment Contracts

The Company has no employment contracts with its executive officer. The Company has not adopted any compensation policies.

Option Grants

The Company does not have an equity incentive plan. The executive officers of the Company named in the Summary Compensation Table were issued the following options during the fiscal year ended February 28, 2006:

Fiscal Year Ending 2006 Option Grants

Name and Principal Position	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees In Fiscal Year	Exercise Price of Options Granted	Expiration Date
Corbin Bernsen, CEO	1,000,000	4.33%	.25	October 1, 2008	(1)
Stephen Brown (2)	20,000,000	87%	Various Prices	Not Applicable
George Mainas (3)	1,000,000	4.33%	.25	October 1, 2008	(1)
Thomas Szabo (4)	1,000,000	4.33%	.25	June 21, 2006	(1)

(1)	The options expire the earlier of October 1, 2008 or six (6) months after the individual ceases to be on the Board of Directors of the Company, which is June 21, 2006 for Mr. Szabo.
(2)	Mr. Brown was the Company’s Chief Executive Officer from December 21, 2005 until February 11, 2006. All of the 20,000,000 options granted by the Company to Mr. Brown were terminated in February 2006.
(3)	Mr. Mainas was the Company’s Chief Executive Officer from September 23, 2005 until December 21, 2005. Mr. Mainas is currently a director but not an officer of the Company.
(4)	Mr. Szabo was the Company’s Chief Executive Officer from November 2002 until September 23, 2005.

Option Values

The executive officers of the Company named in the Summary Compensation Table did not exercise any options during the fiscal year ended February 28, 2006. The following table sets forth information concerning the value of all exercisable and un-exercisable options held by the executive officers listed in the Summary Compensation Table as of February 28, 2006:

Fiscal Year-End Option Values

As Of February 28, 2006

Name and Job Title At February 28, 2006	Number of Securities Underlying Unexercised Options(#)		Value of Unexercised In-the-Money Options($)
	Exercisable	Unexercisable	Exercisable	Unexercisable
Corbin Bernsen, CEO	1,000,000	1,000,000	$0	$0
George Mainas (1)	1,000,000	1,000,000	$0	$0
Thomas Szabo (2)	1,000,000	1,000,000	$0	$0

(1)	Mr. Mainas was the Company’s Chief Executive Officer from September 23, 2005 until December 21, 2005. Mr. Mainas is currently a director but not an officer of the Company.
(2)	Mr. Szabo was the Company’s Chief Executive Officer from November 2002 until September 23, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of May 17, 2006, regarding the beneficial ownership of our common stock with respect to (i) the Company’s officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and the Company’s stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2)

Officers and Directors

Corbin Bernsen	6,000,000	(3)	17.3%

George Mainas	5,504,885	(3)	15.9%

All directors and executive officers as a group (2 persons)	11,504,885	(4)	33.2%

5% Stockholders
Thomas A. Szabo c/o Telanetix, Inc. 6197 Cornerstone Court East, Suite 108 San Diego, California 92121	4,500,000	(3)	13%

Michael Wittlin 141 Normandy Court Presto, Pennsylvania 15142	2,300,000		7.4	%(5)

(1)	The address for Mr. Bernsen and Mr. Mainas is c/o Public Media Works, Inc., 14759 Oxnard Street, Van Nuys California 91411.

(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 30,968,991 shares of common stock outstanding as of May 17, 2006 and 3,500,000 options exercisable within sixty (60) days of May 17, 2006.

(3)	Includes 1,000,000 shares of common stock issuable upon the exercise of outstanding stock options.

(4)	Includes 3,000,000 shares of common stock issuable upon the exercise of outstanding stock options.

(5)	The share ownership for Mr. Wittlin is based on the Company’s understanding that as of May 17, 2006 he owns the 2,300,000 shares issued to him by the Company in July 2005, and is not based on any filings Mr. Wittlin has made with the SEC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%. The promissory note is payable on demand. As of February 28, 2006, the Company had an outstanding balance of $560,761 under the promissory note, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expired on August 17, 2005. The outstanding balance on this account as of February 28, 2006 was $201,965, including accrued interest. The amount outstanding under this letter of credit is payable on demand.

In December 2003, as part of an overall transaction in which the Company was contemplating a potential acquisition, the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for its continued operations. The promissory note to Old Tucson matured on June 20, 2004. The sole recourse of the Company for nonpayment of the note is the return of 312,500 shares Company Common Stock pledged by affiliates of Old Tucson to secure the obligations under the note. The Company Common Stock held by these affiliates of Old Tucson is less than 3% of the total outstanding stock in the Company. Old Tucson has not repaid the promissory note and the Company is in discussions with Old Tucson for the forfeiture of the pledged shares in satisfaction of the note, in which event the shares will be cancelled.

One of the three members of Carpool Guy LLC is Thomas Szabo, the Company’s former Chief Executive Officer and holder of more than 5% of the Company’s Common Stock. Another of the three members of Carpool Guy LLC is Michael Wittlin, a holder of more than 5% of the Company’s Common Stock. Mr. Szabo and Mr. Wittlin each hold a 33% interest in Carpool Guy LLC.

The Company entered into a binding term sheet dated February 12, 2006 with Mr. Bernsen, Mr. Mainas, Bob Billet, Van Billet, Denis Shusterman and Bella Web LLC for the formation of a new limited liability company to produce and distribute a screen play known as “Bellacam.com.” The name of the project has subsequently been changed to “Donna On Demand.” Under the term sheet, the Company is obligated to fund up to $125,000 towards the further development of the project. Mr. Bernsen and Mr. Mainas have agreed to assign to the Company any and all interest they may have in the project or new limited liability company.

The Company and Mr. Bernsen executed a Promissory Note dated June 7, 2006 pursuant to which Mr. Bernsen loaned the Company $50,000. The amount accrues interest at the rate of 6% and is due and payable on June 5, 2007

The Company and Mr. Mainas executed a Subscription Agreement dated June 7, 2006 pursuant to which Mr. Mainas agreed to purchase 1,000,000 shares of Company Common Stock at the price of $.05 per share.

The Company does not maintain a formal conflicts of interest policy with respect to related and/or affiliated parties. All transactions with affiliated parties are conducted at arms-length.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (7)

3.1	Certificate of Incorporation of Burnam Management, Inc. (1)

3.2	Certificate of Amendment of Certificate of Incorporation (2)

3.3	By-laws of Burnam Management, Inc. (1)

3.4	Amended By-laws of Public Media Works, Inc. (7)

10.2	Writers Agreement between the Company and Peter Soldinger dated September 11, 2003 (4)

10.3	Writers Agreement between the Company and Peter Soldinger dated February 3, 2004 (4)

10.9	Promissory Note with George Mainas dated August 30, 2000 (5)

10.10	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (5)

10.11	Agreement between the Company and Behind the Hedge Productions, dated February 27, 2004 (5)

10.19	Promissory Note with Old Tucson Company dated December 19, 2003 (5)

10.20	Letter of Intent between the Company and Old Tucson Company dated December 8, 2003 (5)

10.21	Agreement between the Company and Mike Wittlin dated June 1, 2004 (6)

10.22	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (7)

10.23	Agreement between the Company and F. James McCarl dated August 15, 2004 (8)

10.26	Exclusive Production Agreement between the Company and Carpool Guy Partners, LLC dated October 15, 2004 (9)

10.27	Savvior Technology Solutions Sales Agreement dated October 11, 2004(10)

10.28	Distribution Agreement between the Company and L.A. Ideas, Inc. dated April 1, 2005(10)

10.29	Separation Agreement and General Release Agreement with Michael Wittlin dated July 18, 2005 (11)

10.30	Promissory Note Conversion Agreement with Michael Wittlin dated July 18, 2005 (11)

10.31	Promissory Note with Michael Wittlin dated July 18, 2005 (11)

10.32	License Agreement dated February 1, 2005 with Shoolery Design, Inc. (12)

10.33	Employment Agreement dated October 1, 2005 with George Mainas (12)

10.34	Employment Agreement dated October 1, 2005 with Corbin Bernsen (12)

10.35	Consulting Agreement dated October 1, 2005 with Thomas Szabo (12)

10.36	Option Agreement dated October 1, 2005 with George Mainas (12)

10.37	Option Agreement dated October 1, 2005 with Corbin Bernsen (12)

10.38	Option Agreement dated October 1, 2005 with Thomas Szabo (12)

10.39	Option Agreement dated October 1, 2005 with Steven James Davis, A Professional Corporation(12)

10.40	Asset Purchase Agreement dated December 21, 2005 between the Company, Stephen Brown and Milagro Entertainment, Inc. (13)

10.41	Employment Agreement dated December 21, 2005 with Stephen Brown (13)

10.42	Option Agreement dated December 21, 2005 with Stephen Brown (13)

10.43	Restricted Stock Agreement dated December 21, 2005 with Stephen Brown (13)

10.44	Termination of Consulting Agreement and Modification of Option Agreement dated December 21, 2005 with Thomas Szabo (13)

10.45	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with Corbin Bernsen (13)

10.46	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with George Mainas (13)

10.47	Promissory Note in favor of Stephen Brown dated April 6, 2006 (14)

10.48	General Release Agreement with Stephen Brown dated April 14, 2006 (14)

10.49	Forbearance Agreement with Savvior Technology Solutions dated May 10, 2006 (14)

10.50	Promissory Note with Corbin Bernsen dated June 7, 2006 (14)

10.51	Subscription Agreement with George Mainas Dated June 7, 2006 (14)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (3)

21	Listing of Subsidiaries (14)

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and Principal Financial Officer (14)

32	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and Principal Financial Officer (14)

(1)	Incorporated by reference from the Company’s Form 10-SB, as filed on March 29, 2000.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.
(3)	Incorporated by reference from the Company’s Form 10K-SB, as filed on August 18, 2004.
(4)	Incorporated by reference from Amendment No. 1 to the Company’s Form SB-2, as filed on May 4, 2004.
(5)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.
(6)	Incorporated by reference from Amendment No. 1 to the Company’s quarterly report on Form 10-QSB, as filed August 25, 2004.
(7)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.
(8)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended August 31, 2004, as filed on October 15, 2004.
(9)	Incorporated by reference from Amendment No. 5 to the Company’s Form SB-2, as filed January 4, 2005.
(10)	Incorporated by reference from the Company’s annual report on Form 10K-SB for the period ended February 28, 2005, as filed on June 15, 2005.
(11)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended May 31, 2005, as filed on July 20, 2005.
(12)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended August 31, 2005, as filed on October 24, 2005.
(13)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended November 30, 2005, as filed on January 23, 2006.
(14)	Attached hereto.

(b) Reports on Form 8-K

The Company filed a Form 8-K on December 28, 2005 regarding its execution of an Asset Purchase Agreement with Milagro Entertainment, Inc. and Stephen Brown, and the appointment of Stephen Brown as its Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board, and the agreements entered into by the Company related to such transactions.

The Company filed a Form 8-K on February 14, 2006 regarding its demand for rescission of the Asset Purchase Agreement with Milagro Entertainment, Inc. and Stephen Brown, the discontinuations of Stephen Brown as its Chief Executive Officer and Interim Chief Financial Officer, and the termination of the agreements related to such transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $19,102 and $22,452, respectively, to its principal accountant for the audit of its annual financial statements and review of its financial statements included in its Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal years ended February 28, 2006 and February 28, 2005.

Audit-Related Fees

The Company paid an aggregate of $0 to its principal accountant for assurance and related services by its principal accountant that were reasonably related to the performance of the audit of review of its financial statements (and were not reported herein) for the fiscal years ended February 28, 2006 and February 28, 2005.

Tax Fees

The Company paid an aggregate of $2,100 and $3,500, respectively, to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 28, 2006 and February 28, 2005. Such services comprised the following: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 28, 2006 and February 28, 2005.

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and intends to adopt pre-approval policies and procedures for payments to its principal accountant once the audit committee has been established. The Board of Directors has approved all of the fees paid and identified herein to the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: June 12, 2006	/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Corbin Bernsen
Corbin Bernsen	Chief Executive Officer, President, and Secretary	June 12, 2006

/s/ George Mainas
George Mainas	Director	June 12, 2006