Form 10QSB
period 2006-05-31
PUBLIC MEDIA WORKS INC
filed 2006-07-20
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                      to

Commission File Number 000-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14759 Oxnard Street

Van Nuys, California 91411

(Address of principal executive offices)

818-904-9029

(Issuer’s telephone number,

including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES  ☑    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): YES  ☐    NO  ☑

On July 17, 2006, the registrant had outstanding 32,135,657 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes  ☐    No  ☑

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	May 31, 2006	February 28, 2006
Assets
Current Assets:
Cash	$3,944	$391
Accounts receivable, less allowance for doubtful accounts of $-0-	—	994
Prepaid expenses	6,746	—

Total current assets	10,690	1,385

Property and equipment, net	6,609	9,109

Other Assets:
Film development costs	66,500	66,500
Investment in limited liability company	46,363	46,363

Total other assets	112,863	112,863

Total Assets	$130,162	$123,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$104,770	$148,854
Accrued interest	2,396	2,036
Accrued interest, stockholders	193,154	178,229
Note payable, line of credit, related party	182,622	182,622
Notes payable, stockholders	741,952	674,477
Notes payable	24,000	68,155

Total current liabilities	1,248,894	1,254,373

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 32,135,657 and 30,818,991 issued and outstanding	3,214	3,082
Additional paid-in capital	2,619,772	2,525,999
Accumulated deficit	(3,741,718)	(3,660,097)

Total Stockholders’ Equity	(1,118,732)	(1,131,016)

Total Liabilities and Stockholders’ Equity	$130,162	$123,357

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended May 31, 2006	For the Three Months Ended May 31, 2005
Revenues	$—	$—

Operating Expenses:
Advertising and promotion	—	9,630
Auto expenses	—	3,230
Professional fees	23,505	66,221
Office expenses	38	3,393
Rent	5,400	2,700
Salaries	—	97,564
Telephone and utilities	3,530	2,455
Consulting costs	9,750	11,240
Investor relations	—	45,000
Web site development costs	16,556	25,825
Depreciation	2,500	3,000
Travel and entertainment	2,117	4,196
Other	2,140	6,089

Total operating expenses	65,536	280,543

Operating loss	(65,536)	(280,543)
Other income (expense):
Interest expense	(15,285)	(15,209)

Loss before income taxes	(80,821)	(295,752)
Provision for income taxes	800	1,600

Net loss	$(81,621)	$(297,352)

Net loss per share	$—	$(.01)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31, 2006	For the Three Months Ended May 31, 2005
Cash flows from operating activities:
Net loss	$(81,621)	$(297,352)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	2,500	3,000
Common stock issued for services and interest expense	9,750	180,677
Decrease in accounts receivable	994	1,270
Increase in prepaid expenses	(6,746)	—
Increase (decrease) in accounts payable and accrued expenses	(28,799)	77,879

Net cash used by operating activities:	(103,922)	(34,526)

Cash flows from investing activities:
Investment in Car Pool Guy Partners, LLC	—	(5,000)

Net cash used by investing activities	$—	$(5,000)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended May 31, 2006	For the Three Months Ended May 31, 2005
Cash flows from financing activities:
Issuance of common stock	$50,000	$—
Proceeds from related party borrowings	57,475	29,322

Net cash provided by financing activities	107,475	29,322

Net increase (decrease) in cash	3,553	(10,204)
Cash, beginning of period	391	11,560

Cash, end of period	$3,944	$1,356

Interest paid	$—	$—

Income taxes paid	$—	$—

Common shares issued to pay company expenses	$9,750	$176,765

Common shares issued to retire note payable and accrued interest	$34,154	$103,912

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

2.	Revenues

For the three months ended May 31, 2006 and 2005, the Company has had no revenue.

3.	Film Development Costs

At May 31, 2006 and February 28, 2006, the Company has capitalized $66,500 for film development costs. On September 6, 2005, the Company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. The Company intends to develop the screenplays into feature films or a television series within the next three years.

4.	Investment in Limited Liability Company

At May 31, 2006 and February, 28, 2006, the Company has an investment of $46,363 in Car Pool Guy Partners, LLC. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company received a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At May 31, 2006, $42,363 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $46,363.

Two stockholders of the Company are also one-third owner’s each in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

5.	Property and Equipment

Property and equipment comprises the following at May 31, 2006 and February 28, 2006:

	May 31, 2006	February 28, 2006
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	54,836	54,836

	57,390	57,390
Less: accumulated depreciation	50,781	48,281

Property and equipment, net	$6,609	$9,109

Depreciation expense for the periods ended May 31, 2006 and 2005 was $2,500 and $3,000, respectively.

6.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At May 31, 2006 and February 28, 2006, the outstanding balance is $182,662.

7.	Note Payable, Stockholders

Stockholder notes payable consist of the following at May 31, 2006 and February 28, 2006:

	May 31, 2006	February 28, 2006
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand	$411,062	$411,062
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006	180,000	180,000

	May 31, 2006	February 28, 2006
Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due June 6, 2007	52,475	—
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	10,000	10,000
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	61,700	56,700
Note payable to an individual, also a stockholder of the Company, the note is unsecured, non-interest bearing and due July 1, 2006	10,000	—

	$741,952	$674,477

8.	Notes Payable

Notes payable consist of the following at May 31, 2006 and February 28, 2006:

	May 31, 2006	February 28, 2006
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due September 6, 2006	$—	$44,155
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005	24,000	24,000

	$24,000	$68,155

9.	Issuance of Common Stock

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

On April 6, 2006, the Company paid $9,750 of consulting expense by issuing 150,000 shares of common stock at $.065 per share.

On April 14, 2006, the Company converted $34,154 of promissory note principal into 166,666 shares of common stock at $.20 per share.

On June 7, 2006, the Company issued 1,000,000 shares of its common stock at $.05 per share for a total of $50,000 to a shareholder and director of the Company.

10.	Stock Options

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

The compensation cost that has been charged against income for the stock options issued was $-0- for the quarter ending May 31, 2006 and the year ending February 28, 2006.

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

Quarter ending May 31, 2006
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-3
Risk-free rate	3.5%-6%

A summary of option activity under the Plan as of May 31, 2006, and changes during the quarter ending May 31, 2006 is presented below:

Options	Weighted- Average Exercise Shares	Weighted- Average Remaining Contractual Price	Term	Aggregate Intrinsic Value
Outstanding at February 28, 2006	3,500,000	$—
Granted	-0-	.25
Exercised	-0-	-0-
Forfeited or expired	-0-	-0-

Outstanding at May 31, 2006	3,500,000	$.25	2.3	$—

Exercisable at May 31, 2006	3,500,000	$.25	2.3	$—

The weighted-average grant-date fair value of options granted during the quarter ending May 31, 2006 was $-0-. The total intrinsic value of options exercised during the quarter ended May 31, 2006 was $-0-.

11.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $800 and $1,600 has been reported in the statement of operations for the periods ended May 31, 2006 and 2005, respectively. The Company has loss carryforwards totaling $2,916,329 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2025. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

12.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $81,621 during period ended May 31, 2006 and accumulated losses of $3,741,718 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,238,204 at May 31, 2006. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has accrued $53,375 in the May 31, 2006 financial statement for services provided for web site development and maintenance. The Company was not satisfied with the services and has tried to cancel the contract. If the Company cannot settle the claim for the amount accrued, an additional $112,125 could be owed.

14.	Subsequent Events

On July 18, 2006, the Company agreed to convert a $50,000 promissory note from its President and CEO into 1,000,000 shares of common stock at $.05 per share. In addition, the Company agreed to convert a $177,680 of promissory note principal from a related party debtholder into 3,553,600 shares of common stock at $.05 per share.

In July 2006, the Company issued 500,000 shares of common stock for the assignment of several projects developed by its President and CEO.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

Results of Operations

The Company did not generate any revenues during the quarter ending May 31, 2006 or the quarter ending May 31, 2005.

The Company’s operating expenses for the quarter ending May 31, 2006 were $65,536, compared to operating expenses of $280,543 for the quarter ending May 31, 2005. This decrease in operating expenses is largely attributed to the decrease in salary expenses as the Company’s officers agreed to forgo all salaries, and a reduction in professional fees, investor relations costs, website development costs and advertising and promotion costs.

The Company had a net loss of ($81,621) for the quarter ending May 31, 2006, compared to a net loss of ($297,352) for the quarter ending May 31, 2005. The reduction of net loss is principally attributed to the reduction in operating expenses discussed above. The Company reported a cumulative net loss of ($3,741,718) from March 3, 2000 (inception of Burnam Management) through May 31, 2006.

The Company’s net cash used by operating activities increased from $34,526 for the quarter ending May 31, 2005 to $103,922 for the quarter ending May 31, 2006. This increase was primarily the result of the Company’s payment of accounts payable during the quarter ending May 31, 2006.

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

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of May 31, 2006, the Company has an aggregate outstanding balance of $1,144,124 under the following obligations:

•	On August 30, 2000, the Company and George Mainas entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of May 31, 2006, the Company had an outstanding balance of $567,561 under the promissory note, including accrued interest. The promissory note is payable on demand. Mr. Mainas is a stockholder and a director of the Company.

•	On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of May 31, 2006 was $206,074, including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of May 31, 2006, the outstanding balance under this obligation was $16,715.

•	On October 1, 2004, the Company entered into a promissory note with Eric and Sharon Perelman, an unaffiliated third party. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. As of May 31, 2006, the outstanding balance under this note was $26,396, including accrued interest, and the Company was in default of its repayment obligations under the note. Subsequent to the period covered by this report, on July 11, 2006, the Perelman’s were paid $26,880 in complete satisfaction of all of its outstanding obligations under this promissory note.

•	In July 2005 the Company entered into a promissory note with Michael Wittlin in the principal amount of $180,000 which accrues interest at 6% and is due and payable in July 2006. As of May 31, 2006, the outstanding balance under this note was $189,358, including accrued interest. Effective July 18, 2006, the Company and Mr. Wittlin agreed that Mr. Wittlin will convert the amount of $177,680 payable under the note into 3,553,600 shares of Company Common Stock, the remaining amount due under the note will be paid in cash, and the Company will have no further obligations under the note. Mr. Wittlin is a stockholder of the Company and a member of Carpool Guy LLC.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of May 31, 2006, the balance due to Mr. McCarl was $10,541, including accrued interest. Mr. McCarl is a stockholder of the Company and a member of Carpool Guy LLC.

•	Thomas Szabo has loaned the Company $61,700 as of May 31, 2006. This loan bears interest at 6% and is due on demand. As of May 31, 2006, the balance due to Mr. Szabo under this loan was $64,696, including accrued interest. Mr. Szabo is a stockholder of the Company and member of Carpool Guy LLC.

•	Stephen Brown, the Company’s former CEO and Chairman of the Board, loaned the Company $44,155 as of February 28, 2006. This loan was subsequently memorialized in a Promissory Note dated April 6, 2006 which was assigned by Mr. Brown to a third party. Effective April 14, 2006, the Company entered into an agreement with the assignee third party of the Promissory Note pursuant to which the third party agreed that all of the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006, and the Company’s issuance of 166,666 shares of Company Common Stock. A portion of this note was repaid on behalf of the Company by Mr. Bernsen in July 2006.

•	Mr. Bernsen, the Company’s CEO, has loaned the Company $52,783 (including accrued interest) as of May 31, 2006. On June 7, 2006, the Company and Mr. Bernsen executed a Promissory Note in the principal amount of $50,000 for Mr. Bernsen’s loan to the Company made in May 2006. The note accrued interest at the rate of 6% and was due and payable on June 6, 2007. Subsequent to the period covered by this report, on July 18, 2006, the Company and Mr. Bernsen entered into a note conversion agreement pursuant to which Mr. Bernsen converted the amounts payable under the note into 1,000,000 shares of Company Common Stock.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding debt obligations.

The proceeds from these notes and the line of credit were used to meet the general working capital needs of the Company. The Company’s general monthly expenses for during the quarter ending May 31, 2006 were approximately $22,000.

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

Liquidity

At May 31, 2006 our total assets were $130,162, compared to $123,357 at February 28, 2006. At May 31, 2006, our current assets totaled $10,690 and our current liabilities were $1,248,894, as compared to current assets of $1,385 and current liabilities of $1,254,373 at February 28, 2006. Our stockholders’ equity at May 31, 2006 was ($1,118,732), compared to stockholders’ equity at February 28, 2006 of ($1,131,016).

As of May 31, 2006, the Company had a cash balance of $3,944. Although the Company has substantially minimized its monthly operating expenses and Mr. Bernsen is not currently paid any salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects

In December 2003, as part of an overall transaction in which the Company was contemplating a potential acquisition, the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for its continued operations. The promissory note to Old Tucson matured on June 20, 2004. The sole recourse of the Company for nonpayment of the note is the return of 312,500 shares Company Common Stock pledged by affiliates of Old Tucson to secure the obligations under the promissory note. Old Tucson has not repaid the promissory note and the Company expects the pledged shares will be forfeited in satisfaction of the note in which event the shares of Company Common Stock will be cancelled.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

RISK FACTORS

In addition to the other information in this report, you should carefully consider the risks described below before investing in our publicly-traded securities. The risks described below are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as competition, general economic conditions and geopolitical changes. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business operations and our liquidity.

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

We have a limited operating history from which to evaluate our business and prospects. We have only earned $175,000 in revenue from our inception to May 31, 2006. For the quarter ended May 31, 2006, we had a net loss of ($81,621). We had a cumulative net loss of ($3,741,718) for the period since inception at March 3, 2000 through May 31, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

As of the date of our most recent annual audit, which included the fiscal years ended February 28, 2006 and February 28, 2005, we had not generated sufficient revenues for our cash flow needs. As a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. We are operating at a net loss, and expect to continue to incur losses in the future. We have not established any other source of equity or debt financing other than that which is described in our discussion entitled “Management’s Discussion and Analysis—Plan of Operations—Liquidity.” We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and motion pictures, that we will be able to produce and sell our scripts, shows and motion pictures, or that our virtual studio will become self-funding. We also cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

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

We Are In Default Under Our Debt Obligations, and If We Fail to Restructure Our Outstanding Indebtedness, The Lenders May Take Actions That Would Have Material Adverse Impacts On The Company

The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of such indebtedness. As of May 31, 2006, the Company has an aggregate outstanding balance of $1,144,124 in debt obligations (including accrued interest), of which $954,766 was past due or due on demand. The Company does not have the cash to pay its existing or future debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

As of May 31, 2006, our officers and directors in the aggregate owned approximately 31% of the Company’s issued and outstanding shares. Accordingly, our officers and directors have the ability to influence the election of the Company’s directors. Further, our officers and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officers and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

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

We Are Responsible For The Indemnification Of Our Officers and Directors. Should Our Officers And/Or Directors Require Us To Contribute To Their Defense, We May Be Required To Spend Significant Amount Of Our Capital.

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

If We Exceed Our Project Budgets, We May Be Unable To Recoup Our Costs

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

ITEM 3.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Under the supervision of our Chief Executive Officer, who also serves as our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of May 31, 2006, the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ending May 31, 2006, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the small size of our current operations, supervision of financial controls is concentrated in a few individuals and we have limited opportunity to segregate duties or implement checks and balances. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

In March 2006 the Company received a copy of a complaint filed in the United States District Court for the Western District of Pennsylvania by Savvior Technology Solutions (“Savvior”) for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior is alleging nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. The Company intends to settle the matter with Savvior, or defend itself in any lawsuit which may be re-filed by Savvior if settlement cannot be reached.

On July 11, 2006 the Company received a demand letter on behalf of Dow Jones & Company, Inc. for payment of the amount of $10,500 relating to certain financial information services. The demand letter states that legal action will be instituted against the Company if such amount is not paid. The Company intends to settle this claim or defend itself in any lawsuit which may be filed if settlement cannot be reached.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 2.	Changes in Securities.

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

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of May 31, 2006, the outstanding balance under the unsecured promissory note was $567,561 and the outstanding balance under the unsecured line of credit was $206,074.

As reported above, during the period covered by this report, the Company was in default under its October 2004 promissory note with Eric and Sharon Perelman. The principal balance of this note was $24,000, bearing interest at 6%, and matured on October 1, 2005. Subsequent to the period covered by this report, on July 11, 2006, the Perelman’s were paid $26,880 in completed satisfaction of all of its outstanding obligations under the promissory note

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Effective July 18, 2006, the Company and Mr. Bernsen entered into a Note Conversion Agreement pursuant to which Mr. Bernsen converted the amounts payable under the June 7, 2006 Promissory Note in the principal amount of $50,000 into 1,000,000 shares of Company Common Stock. Effective as of July 18, 2006, Mr. Bernsen and the Company also entered into an Assignment Agreement pursuant to which Mr. Bernsen assigned all of his right, title and interest in certain television and film projects to the Company, and the Company issued Mr. Bernsen 500,000 shares of Company Common Stock. Mr. Bernsen is the Company’s Chief Executive Officer, President, Secretary and a stockholder of the Company.

Effective as of July 18, 2006, the Company and Michael Wittlin entered into a Settlement Agreement and Note Conversion Agreement pursuant to which the Company and Mr. Wittlin agreed to convert the amount of $177,680 payable under his July 2005 promissory note into 3,553,600 shares of Company Common Stock; the remaining amount due under the promissory note is to be paid in cash; and the Company and Mr. Wittlin will have no further obligations to one another. Mr. Wittlin is a stockholder of the Company and a member of Carpool Guy LLC.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.52	Note Conversion Agreement with Mr. Bernsen dated July 11, 2006

10.53	Assignment Agreement with Mr. Bernsen dated July 11, 2006

10.54	Settlement Agreement with Michael Wittlin dated July 18, 2006

10.55	Note Conversion Agreement with Michael Wittlin dated July 18, 2006

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 10, 2006 regarding the Company entering into a binding term sheet for “Donna on Demand”; the termination of the Fox Reality Television Agreement for “Fastest Car in America”; the resignation of a director; and the termination of an employment agreement and rescission of an asset purchase agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: July 19, 2006		/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer