Form 10QSB
period 2006-08-31
PUBLIC MEDIA WORKS INC
filed 2006-10-23
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

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

On October 9, 2006, the registrant had outstanding 37,189,257 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one): Yes   ☐     No  ☑

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED AUGUST 31, 2006

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2006	February 28, 2006
Assets
Current Assets:
Cash	$2,087	$391
Accounts receivable, less allowance for doubtful accounts of $-0-	—	994

Total current assets	2,087	1,385

Property and equipment, net	4,109	9,109

Other Assets:
Film development costs	66,500	66,500
Investment in limited liability company	46,363	46,363

Total other assets	112,863	112,863

Total Assets	$119,059	$123,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$120,845	$148,854
Accrued interest	—	2,036
Accrued interest, stockholders	199,113	178,229
Deferred revenue	2,500	—
Note payable, line of credit, related party	182,622	182,622
Notes payable, stockholders	551,452	674,477
Notes payable	—	68,155

Total current liabilities	1,056,532	1,254,373

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 37,189,257 and 30,818,991 issued and outstanding	3,719	3,082
Additional paid-in capital	2,871,947	2,525,999
Accumulated deficit	(3,813,139)	(3,660,097)

Total Stockholders’ Equity	(937,473)	(1,131,016)

Total Liabilities and Stockholders’ Equity	$119,059	$123,357

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2005
Revenues	$—	$—

Operating Expenses:
Advertising and promotion	—	7,540
Professional fees	22,674	38,073
Investor relations	—	60,000
Listing fees	—	2,250
Office expenses	30	217
Rent	5,400	2,700
Salaries	25,000	(3,443)
Telephone and utilities	1,652	2,502
Consulting costs	—	34,050
Web site development costs	(2,175)	12,275
Depreciation	2,500	3,000
Travel and entertainment	461	18
Other	636	795

Total operating expenses	56,178	159,977

Operating loss	(56,178)	(159,977)

Other income (expense):
Interest expense	(15,243)	(14,822)

Total other income (expense)	(15,243)	(14,822)

Loss before income taxes	(71,421)	(174,799)
Provision for income taxes	—	—

Net loss	$(71,421)	$(174,799)

Net loss per share	$—	$(.01)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended August 31, 2006	For the Six Months Ended August 31, 2005
Revenues	$—	$—

Operating Expenses:
Advertising and promotion	—	17,170
Auto expenses	—	3,230
Professional fees	46,179	104,294
Investor relations	—	105,000
Listing fees	1,680	4,600
Office expenses	68	3,610
Rent	10,800	5,400
Salaries	25,000	94,121
Telephone and utilities	5,255	4,957
Consulting costs	9,750	45,290
Web site development costs	14,381	38,100
Depreciation	5,000	6,000
Travel and entertainment	2,578	4,214
Other	1,023	4,534

Total operating expenses	121,714	440,520

Operating loss	(121,714)	(440,520)

Other income (expense):
Interest expense	(30,528)	(30,031)

Total other income (expense)	(30,528)	(30,031)

Loss before income taxes	(152,242)	(470,551)
Provision for income taxes	800	1,600

Net loss	$(153,042)	$(472,151)

Net loss per share	$(.01)	$(.02)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2006	For the Six Months Ended August 31, 2005
Cash flows from operating activities:	$(153,042)	$(472,151)
Net loss
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	5,000	6,000
Common stock issued for services and interest expense	34,750	370,377
Accounts payable and accrued expenses converted to note payable	11,680	180,000
Decrease in accounts receivable	994	3,876
Decrease in accounts payable and accrued expenses	(9,161)	(140,095)
Increase in deferred revenue	2,500	—

Net cash used by operating activities:	(107,279)	(51,993)

Cash flows from investing activities:
Investment in Car Pool Guy Partners, LLC	—	(19,061)

Net cash used by investing activities	$—	$(19,061)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended August 31, 2006	For the Six Months Ended August 31, 2005
Cash flows from financing activities:
Issuance of common stock	$50,000	$—
Proceeds from related party borrowings	59,975	59,923
Repayment of related party borrowings	(1,000)	—

Net cash provided by financing activities	108,975	59,923

Net increase (decrease) in cash	1,696	(11,131)
Cash, beginning of period	391	11,560

Cash, end of period	$2,087	$429

Interest paid	$—	$—

Income taxes paid	$800	$—

Common shares issued to pay company expenses	$34,750	$366,465

Common shares issued to retire notes payable and accrued interest	$261,834	$328,912

Accounts payable and accrued expenses converted to note payable	$11,680	$180,000

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

2.	Revenues

For the six months ended August 31, 2006 and 2005, the Company had no revenue.

3.	Film Development Costs

At August 31, 2006 and February 28, 2006, the Company has capitalized $66,500 for film development costs. On September 6, 2005, the Company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. The Company intends to develop the screenplays into feature films or a television series within the next three years.

4.	Investment in Limited Liability Company

At August 31, 2006 and February, 28, 2006, the Company has an investment of $46,363 in Car Pool Guy Partners, LLC. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company received a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At August 31, 2006, $42,363 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $46,363.

Two stockholders of the Company are also one-third owner’s each in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

5.	Property and Equipment

Property and equipment comprises the following at August 31, 2006 and February 28, 2006:

	August 31, 2006	February 28, 2006
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	54,836	54,836

	57,390	57,390
Less: accumulated depreciation	53,281	48,281

Property and equipment, net	$4,109	$9,109

Depreciation expense for the periods ended August 31, 2006 and 2005 was $5,000 and $6,000, respectively.

6.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At August 31, 2006 and February 28, 2006, the outstanding balance is $182,662.

7.	Note Payable, Stockholders

Stockholder notes payable consist of the following at August 31, 2006 and February 28, 2006:

	August 31, 2006	February 28, 2006
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$449,062	$411,062
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006.	—	180,000

	August 31, 2006	February 28, 2006
Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	4,975	—
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	10,000	10,000
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	61,700	56,700
Note payable to an individual, also a stockholder of the Company, the note is unsecured, non-interest bearing and due July 1, 2006.	9,000	—

	$551,452	$674,477

8.	Notes Payable

Notes payable consist of the following at August 31, 2006 and February 28, 2006:

	August 31, 2006	February 28, 2006
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due September 6, 2006.	$—	$44,155
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	—	24,000

	$—	$68,155

9.	Issuance of Common Stock

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

On July 18, 2006, the Company converted $50,000 of related party promissory note principal into 1,000,000 shares of common stock at $.05 per share.

On July 18, 2006, the Company issued 500,000 shares of common stock to its President and CEO for recognition of work done on numerous projects and all related products, trailers, pilots, scripts, ideas, plans, research, designs, events, sponsorship agreements and promotional materials. The shares were valued at $.05 per share or $25,000. The cost was recorded as salary expense in the accompanying consolidated statements of operations.

On July 18, 2006, the Company converted $177,680 of promissory note principal from a related-party debt holder into 3,553,600 shares of common stock at $.05 per share.

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

The compensation cost that has been charged against income for the stock options issued was $-0- for the six months ending August 31, 2006 and the year ending February 28, 2006.

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

Six months ending August 31, 2006
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-3
Risk-free rate	3.5%-6%

A summary of option activity under the Plan as of August 31, 2006, and changes during the six months ending August 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2006	3,500,000	$—
Granted	-0-	.25
Exercised	-0-	-0-
Forfeited or expired	(1,000,000)	.25

Outstanding at August 31, 2006	2,500,000	$.25	2.3	$—

Exercisable at August 31, 2006	2,500,000	$.25	2.3	$—

The weighted-average grant-date fair value of options granted during the six months ending August 31, 2006 was $-0-. The total intrinsic value of options exercised during the six months ended August 31, 2006 was $-0-.

11.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $800 and $1,600 has been reported in the statement of operations for the periods ended August 31, 2006 and 2005, respectively. The Company has loss carryforwards totaling $2,792,126 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2026. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

12.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $153,042 during six months ended August 31, 2006 and accumulated losses of $3,813,139 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,054,445 at August 31, 2006. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has accrued $50,000 in the August 31, 2006 financial statement for services provided for web site development and maintenance. The Company was not satisfied with the services and has tried to cancel the contract. If the Company cannot settle the claim for the amount accrued, an additional $115,500 could be owed. In October 2006, the Company and the claimant exchanged email correspondence outlining the following agreed upon settlement terms to be memorialized in a formal settlement agreement: (i) the total outstanding balance owed by the Company is $50,000; (ii) a payment by the Company in the amount of $5,000 to be made during the week of October 2nd; (iii) monthly payments by the Company of $500 for 11 months after the signing of a settlement agreement; (iv) a payment of $15,000 on the 12th month after the signing of a settlement agreement; (v) in the 13th month after the signing of a settlement agreement, the claimant has the right to negotiate an increased monthly payment depending on the financial resources of the Company at such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s non-compliance with the agreed upon settlement terms will permit the claimant to re-file the March 2006 lawsuit. The Company has made the $5,000 payment to the claimant.

On July 11, 2006, and on subsequent dates thereafter, the Company received a demand letter from a third party for non-payment of $10,500 relating to certain financial information services. The demand letter states that legal action will be instituted against the Company if such amount is not paid. The $10,500 is included in accounts payable in the August 31, 2006 financial statements.

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

Results of Operations

The Company was successful during the quarter in continuing to reduce it operating expenses. The Company’s operating expenses for the quarter and six month periods ending August 31, 2006 were $56,178 and $121,714, respectively, compared to operating expenses of $159,977 and $440,520, respectively, for the quarter and six month periods ending August 31, 2005. This decrease in operating expenses is largely attributed to the decrease in salary expenses, and a reduction in professional fees, investor relations costs, consulting costs and advertising and promotion costs. The Company’s general monthly expenses during the quarter and six months ending August 31, 2006 were approximately $18,000 and $20,000, respectively, which is a significant reduction from the general monthly expenses during the quarter and six month ending August 31, 2005 of approximately $53,000 and $73,000, respectively.

The Company was also able to reduce its net loss for the quarter and six month periods ending August 31, 2006. The Company had a net loss of ($71,421) and ($153,042) for the quarter ending and six months ending August 31, 2006, respectively, compared to a net loss of ($174,799) and ($472,151), respectively, for the quarter ending and six months ending August 31, 2005. The reduction of net loss is principally attributed to the reduction in operating expenses discussed above. The Company reported a cumulative net loss of ($3,813,139) from March 3, 2000 (inception of Burnam Management) through August 31, 2006.

The Company’s net cash used by operating activities increased from ($51,993) for the six months ending August 31, 2005, to ($107,279) for the six months ending August 31, 2006. This increase was primarily the result of the Company’s payment of operating expenses with cash, loaned by its officers and directors, instead of the issuance of common stock to pay operating expenses.

The Company generated no revenues during the quarter and six month periods ending August 31, 2006, and generated no revenues during the quarter and six month periods ending August 31, 2005. The Company did, however, receive an initial $2,500 payment from the Game Show Network during the quarter ending August 31, 2006 for the right to develop the Company’s game show concept entitled “Carry Your Weight”, with an additional $2,500 payment expected to be paid upon the completion of the development of the concept. The Company expects to continue to work with the Game Show Network to further develop the concept.

The Company’s first feature film “Carpool Guy” was released in October 2005. The Company funded the production of the film by entering into an Exclusive Production Agreement in October 2004 with Carpool Partners LLC (the “Carpool LLC”). Pursuant to the terms of the agreement, the Company’s financing partner, Carpool LLC, owns 60% of the final production, and the Company owns 40%. The three members of Carpool LLC are Thomas Szabo, F. James McCarl and Michael Wittlin, each of whom own 30% of the LLC, and each of whom are stockholders and debtholders of the Company. The sales of the film have been limited and the Company has not received any revenues from the film sales and there can be no assurances the Company will ever receive any revenues from film sales.

The Company entered into a binding term sheet dated February 12, 2006 with Mr. Bernsen, Mr. Mainas, Bob Billet, Van Billet, Denis Shusterman and Bella Web LLC for the formation of a new limited liability company to produce and distribute a screen play known as “Bellacam.com.” The name of the project has subsequently been changed to “Donna On Demand.” Under the term sheet, the Company is obligated to fund up to $125,000 towards the further development of the project. Mr. Bernsen and Mr. Mainas have assigned to the Company any and all interest they may have in the project or new limited liability company.

Outstanding Loan Repayment Obligations

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, and through unsecured loans from stockholders and third parties. The Company was successful during the quarter in reducing the amount of its aggregate outstanding loan repayment obligations from $1,144,124 at May 31, 2006, to $933,187 at August 31, 2006, through the conversion of debt into shares of Company common stock. As of August 31, 2006, the Company had the following outstanding loan repayment obligations:

•	On August 30, 2000, the Company and George Mainas entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of August 31, 2006, the Company had an outstanding balance of $612,361 under the promissory note, including accrued interest. The promissory note is payable on demand. Mr. Mainas is a stockholder and a director of the Company.

•	On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of August 31, 2006 was $210,183, including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•	In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of August 31, 2006, the outstanding balance under this obligation was $16,715.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of August 31, 2006, the balance due to Mr. McCarl was $10,691, including accrued interest. Mr. McCarl is a stockholder of the Company and a member of Carpool Guy LLC.

•	Thomas Szabo has loaned the Company $61,700 as of August 31, 2006. This loan bears interest at 6% and is due on demand. As of August 31, 2006, the balance due to Mr. Szabo under this loan was $65,622, including accrued interest. Mr. Szabo is a stockholder of the Company and member of Carpool Guy LLC.

•	The Company’s former CEO/Chairman of the Board loaned the Company $44,155 pursuant to the terms of a Promissory Note dated April 2006, which was subsequently assigned to a third party. In April 2006, the Company and the assignee of the Promissory Note agreed the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006, and the Company’s issuance of 166,666 shares of Company Common Stock. As of August 31, 2006, the balance due under the Promissory Note is $9,000.

•	Mr. Bernsen, the Company’s CEO, has loaned the Company $4,975 as of August 31, 2006. This loan bears interest at 6% and is due on demand. As of August 31, 2006, the balance due to Mr. Bernsen under this loan was $5,735, including accrued interest.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding loan repayment obligations.

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

Liquidity

At August 31, 2006, our total assets were $119,059, compared to $123,357 at February 28, 2006. At August 31, 2006, our current assets were $2,087 and our current liabilities were $1,056,532, as compared to current assets of $1,385 and current liabilities of $1,254,373 at February 28, 2006. Our stockholders’ equity was ($937,473) at August 31, 2006, compared to stockholders’ equity of ($1,131,016) at February 28, 2006.

As of August 31, 2006, the Company had a cash balance of $2,087. Although the Company has substantially minimized its monthly operating expenses, and Mr. Bernsen is not currently paid any cash salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing, or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects

In December 2003, as part of an overall transaction in which the Company was contemplating a potential acquisition, the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for its continued operations. The promissory note to Old Tucson matured on June 20, 2004. The sole recourse of the

Company for nonpayment of the note is the return of 312,500 shares Company Common Stock pledged by affiliates of Old Tucson to secure the obligations under the promissory note. Old Tucson has not repaid the promissory note and the Company expects the pledged shares will be forfeited in satisfaction of the note in which event the shares of Company Common Stock will be cancelled.

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

We have a limited operating history from which to evaluate our business and prospects. We have only earned $175,000 in revenue from our inception to August 31, 2006. For the quarter ended August 31, 2006, we had a net loss of ($71,421). We had a cumulative net loss of ($3,813,139) for the period since inception at March 3, 2000 through August 31, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

We Are In Default Under Our Debt Obligations, and If We Fail to Restructure Our Outstanding Indebtedness, The Lenders May Take Actions That Would Have Material Adverse Impacts On The Company.

The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of its loan indebtedness. As of August 31, 2006, the Company has an aggregate outstanding balance of $933,187 in loan repayment obligations (including accrued interest), all of which was past due or due on demand. The Company does not have the cash to pay its existing or future debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

The Company’s Common Stock Is Subject to the Penny Stock Rules.

The Company’s common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell the Company’s common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

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

Our Officers and Directors Own A Large Percentage Of Our Outstanding Shares Of Common Stock Which Provides Them Significant Voting Power And Their Interests May Differ From Those Of Other Shareholders.

As of August 31, 2006, our officer and directors in the aggregate owned approximately 29% of the Company’s issued and outstanding shares. Accordingly, our officer and directors have the ability to influence the election of the Company’s directors. Further, our officer and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officer and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

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

If We Exceed Our Project Budgets, We May Be Unable To Recoup Our Costs.

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

Our Revenues May Fluctuate Significantly And Our Results Of Operations May Be Difficult To Predict.

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

Under the supervision of our Chief Executive Officer, who also serves as our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of August 31, 2006, the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ending August 31, 2006, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

In March 2006 the Company received a copy of a complaint filed in the United States District Court for the Western District of Pennsylvania by Savvior Technology Solutions (“Savvior”) for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior alleged nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Under the terms of the Forbearance Agreement, both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. On October 2, 2006, the Company and Savvior exchanged e-mail correspondence outlining the following agreed upon settlement terms to be memorialized in a formal settlement agreement or amendment to the Forbearance Agreement: (i) the total outstanding balance owed to Savvior by the Company is $50,000; (ii) a payment by the Company in the amount of $5,000 to be made during the week of October 2nd; (iii) monthly payments by the Company of $500 for 11 months after the signing of a settlement agreement; (iv) a payment of $15,000 on the 12th month after the signing of a settlement agreement; (v) in the 13th month after the signing of a settlement agreement, Savvior has the right to negotiate an increased monthly payment depending on the financial resources of the Company as such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s non-compliance with the agreed upon settlement terms will permit Savvior to re-file the March 2006 lawsuit. The Company has made the $5,000 payment to Savvior.

On July 11, 2006, and on subsequent dates thereafter, the Company received a demand letter on behalf of Dow Jones & Company, Inc. for payment of the amount of $10,500 relating to certain financial information services. The demand letter states that legal action will be instituted against the Company if such amount is not paid. The Company intends to settle this claim or defend itself in any lawsuit which may be filed if settlement cannot be reached.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 2.	Changes in Securities.

Effective July 18, 2006, the Company and Mr. Bernsen entered into (i) a Note Conversion Agreement pursuant to which Mr. Bernsen converted the amounts payable under the June 7, 2006 Promissory Note in the principal amount of $50,000 into 1,000,000 shares of Company Common Stock, and (ii) an Assignment Agreement pursuant to which Mr. Bernsen assigned all of his right, title and interest in certain television and film projects to the Company, and the Company issued Mr. Bernsen 500,000 shares of Company Common Stock. Mr. Bernsen is the Company’s Chief Executive Officer, President, Secretary and a stockholder of the Company. These transactions were exempt from registration under the act pursuant to Section 4(2) of the Act. These transactions were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

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

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of August 31, 2006, the outstanding balance under the unsecured promissory note was $612,361, and the outstanding balance under the unsecured line of credit was $210,183.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: October 23, 2006		/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer