Form 10QSB
period 2006-11-30
PUBLIC MEDIA WORKS INC
filed 2007-01-16
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

On January 11, 2007, the registrant had outstanding 37,189,257 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2006

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	November 30, 2006	February 28, 2006
Assets

Current Assets:
Cash	$1,596	$391
Accounts receivable, less allowance for doubtful accounts of $-0-	2,500	994

Total current assets	4,096	1,385

Property and equipment, net	1,609	9,109

Other Assets:
Film development costs	66,500	66,500
Investment in limited liability company	46,363	46,363

Total other assets	112,863	112,863

Total Assets	$118,568	$123,357

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$123,396	$148,854
Accrued interest	—	2,036
Accrued interest, stockholders	211,677	178,229
Note payable, line of credit, related party	182,622	182,622
Notes payable, stockholders	572,987	674,477
Notes payable	—	68,155

Total current liabilities	1,090,682	1,254,373

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 37,189,257 and 30,818,991 issued and outstanding	3,719	3,082
Additional paid-in capital	2,871,947	2,525,999
Accumulated deficit	(3,847,780)	(3,660,097)

Total Stockholders’ Equity	(972,114)	(1,131,016)

Total Liabilities and Stockholders’ Equity	$118,568	$123,357

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2005
Revenues	$5,000	$50,000

Operating Expenses:
Advertising and promotion	—	11,674
Professional fees	8,538	27,969
Office expenses	147	1,106
Listing fees	1,904	3,785
Rent	5,400	2,700
Telephone and utilities	2,494	794
Consulting costs	4,100	13,640
Web site development costs	—	(1,292)
Depreciation	2,500	3,000
Travel and entertainment	—	13,040
Other	1,994	2,144

Total operating expenses	27,077	78,560

Operating loss	(22,077)	(28,560)

Other income (expense):
Interest expense	(12,564)	(14,874)

Total other income (expense)	(12,564)	(14,874)

Loss before income taxes	(34,641)	(43,434)

Provision for income taxes	—	—

Net loss	$(34,641)	$(43,434)

Net loss per share	$—	$—

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended November 30, 2006	For the Nine Months Ended November 30, 2005

Revenues	$5,000	$50,000

Operating Expenses:
Advertising and promotion	—	28,844
Auto expenses	—	3,230
Professional fees	54,717	132,263
Investor relations	—	105,000
Listing fees	3,584	8,385
Office expenses	215	4,716
Rent	16,200	8,100
Salaries	25,000	94,121
Telephone and utilities	7,598	5,751
Consulting costs	13,850	58,930
Web site development costs	14,381	36,808
Depreciation	7,500	9,000
Travel and entertainment	2,578	17,254
Other	3,168	6,678

Total operating expenses	148,791	519,080

Operating loss	(143,791)	(469,080)

Other income (expense):
Interest expense	(43,092)	(44,905)

Total other income (expense)	(43,092)	(44,905)

Loss before income taxes	(186,883)	(513,985)

Provision for income taxes	800	1,600

Net loss	$(187,683)	$(515,585)

Net loss per share	$(.01)	$(.02)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 30, 2006	For the Nine Months Ended November 30, 2005
Cash flows from operating activities:

Net loss	$(187,683)	$(515,585)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	7,500	9,000
Common stock issued for services and interest expense	34,750	370,377
Accounts payable and accrued expenses converted to note payable	16,715	180,000
Decrease in accounts receivable	(1,506)	(37,482)
Decrease (increase) in accounts payable and accrued expenses	5,954	(143,869)
Increase in deferred revenue	—	(10,000)

Net cash used by operating activities:	(124,270)	(147,559)

Cash flows from investing activities:
Purchase of property and equipment	—	(2,658)
Investment in Car Pool Guy Partners, LLC	—	(22,362)

Net cash used by investing activities	$—	$(25,020)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended November 30, 2006	For the Nine Months Ended November 30, 2005
Cash flows from financing activities:
Issuance of common stock	$50,000	$85,800
Proceeds from related party borrowings	76,475	78,923
Repayment of related party borrowings	(1,000)	—

Net cash provided by financing activities	125,475	164,723

Net increase (decrease) in cash	1,205	(7,856)

Cash, beginning of period	391	11,560

Cash, end of period	$1,596	$3,704

Interest paid	$—	$—

Income taxes paid	$800	$—

Common shares issued to pay company expenses	$34,750	$366,465

Common shares issued to retire notes payable and accrued interest	$261,834	$328,912

Accounts payable and accrued expenses converted to note payable	$16,715	$180,000

250,000 common shares issued to purchase film rights and scripts	$—	$62,500

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

For the nine months ended November 30, 2006 and 2005, the Company has recognized $5,000 and $50,000 of revenue, respectively. $5,000 was earned in November 2006 for developing a reality TV show called “Know Your Weight”. The $50,000 was earned in October 2005 for producing a movie “Car Pool Guy”. See note 4 for information related to the joint venture with Car Pool Guy Partners, LLC.

3.	Film Development Costs

At November 30, 2006 and February 28, 2006, the Company has capitalized $66,500 for film development costs. On September 6, 2005, the Company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. The Company intends to develop the screenplays into feature films or a television series within the next three years.

4.	Investment in Limited Liability Company

At November 30, 2006 and February, 28, 2006, the Company has an investment of $46,363 in Car Pool Guy Partners, LLC. On October 15, 2004, the Company contributed its “Car Pool Guy” screenplay to the LLC with a capitalized cost of $4,000. For contribution of the screenplay and production and marketing of the movie, the Company received a producing fee of 10% of the final production budget of $500,000. In addition, the Company will receive 40% of the remaining profit of the film after 10% is paid to the actors and $700,000 is returned to the original investors of which the Company will receive $100,000.

The Company is to invest a total of $50,000 into the project. At November 30, 2006, $42,363 has been invested by the Company plus the $4,000 capitalized cost of the screenplay for a total investment of $46,363.

Two stockholders of the Company are also one-third owner’s each in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

5.	Property and Equipment

Property and equipment comprises the following at November 30, 2006 and February 28, 2006:

	November 30, 2006	February 28, 2006
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	54,836	54,836

	57,390	57,390
Less: accumulated depreciation	55,781	48,281

Property and equipment, net	$1,609	$9,109

Depreciation expense for the periods ended November 30, 2006 and 2005 was $7,500 and $9,000, respectively.

6.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At November 30, 2006 and February 28, 2006, the outstanding balance is $182,662.

7.	Notes Payable, Stockholders

Stockholder notes payable consist of the following at November 30, 2006 and February 28, 2006:

	November 30, 2006	February 28, 2006
Note payable to an individual, also a stockholder of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand.	$454,097	$411,062

Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006.	—	180,000

	November 30, 2006	February 28, 2006
Note payable to an individual, also an officer and stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	21,475	—

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	10,000	10,000

Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand.	61,700	56,700

Note payable to an individual, also a stockholder of the Company, the note is unsecured, non-interest bearing and due July 1,2006.	9,000	—

	$572,987	$674,477

8.	Notes Payable

Notes payable consist of the following at November 30, 2006 and February 28, 2006:

	November 30, 2006	February 28, 2006
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due September 6, 2006.	$—	$44,155

Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005.	—	24,000

	$—	$68,155

9.	Issuance of Common Stock

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

The compensation cost that has been charged against income for the stock options issued was $-0- for the nine months ending November 30, 2006 and the year ending February 28, 2006.

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

Nine months ending November 30, 2006
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-3
Risk-free rate	3.5%-6%

A summary of option activity under the Plan as of November 30, 2006, and changes during the nine months ending November 30, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2006	3,500,000	$—
Granted	-0-	.25
Exercised	-0-	-0-
Forfeited or expired	(1,000,000)	.25

Outstanding at November 30, 2006	2,500,000	$.25	2.3	$—

Exercisable at November 30, 2006	2,500,000	$.25	2.3	$—

The weighted-average grant-date fair value of options granted during the nine months ending November 30, 2006 was $-0-. The total intrinsic value of options exercised during the nine months ended November 30, 2006 was $-0-.

11.	Income Taxes

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $800 and $1,600 has been reported in the statement of operations for the nine months ended November 30, 2006 and 2005, respectively. The Company has loss carryforwards totaling $2,792,126 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2026. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

12.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $187,683 during nine months ended November 30, 2006 and accumulated losses of $3,847,780 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,086,586 at November 30, 2006. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has accrued $50,000 in the November 30, 2006 financial statement for services provided for web site development and maintenance. The Company was not satisfied with the services and has tried to cancel the contract. If the Company cannot settle the claim for the amount accrued, an additional $115,500 could be owed. In October 2006, the Company and the claimant exchanged email correspondence outlining the following agreed upon settlement terms to be memorialized in a formal settlement agreement: (i) the total outstanding balance owed by the Company is $50,000; (ii) a payment by the Company in the amount of $5,000 to be made during the week of October 2nd; (iii) monthly payments by the Company of $500 for 11 months after the signing of a settlement agreement; (iv) a payment of $15,000 on the 12th month after the signing of a settlement agreement; (v) in the 13th month after the signing of a settlement agreement, the claimant has the right to negotiate an increased monthly payment depending on the financial resources of the Company at such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s non-compliance with the agreed upon settlement terms will permit the claimant to re-file the March 2006 lawsuit. The Company has complied with the settlement terms as of the date of this report.

In July 2006, the Company received demand letters from a third party for non-payment of $10,500 relating to certain financial information services. The demand letters stated that legal action would be instituted against the Company if such amount is not paid. The $10,500 is included in accounts payable in the November 30, 2006 financial statements.

In October 2006, the Company had a claim filed against them for non-payment of financial printing and filing services. In January 2007, the Company and the claimant negotiated a Stipulation for Entry of Judgment, pursuant to which the Company and claimant agreed: (i) the total outstanding balance owed by the Company to the claimant is $12,400, including attorney fees, costs and interest; (ii) the Company will make a payment in the amount of $2,000 on or before January 19, 2007, February 19, 2007, March 19, 2007, April 19, 2007, and May 19, 2007, and a final payment of $2,400 on or before June 19, 2007; and (iii) provided the Company complies with the terms of the stipulation, claimant will dismiss the claim with prejudice. As of the date of this report, the company has executed and delivered the Stipulation, and expects that the claimant will execute and deliver the Stipulation to the Company. The $12,400 is included in the accounts payable in the November 30, 2006 financial statements.

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

Results of Operations

The Company was successful during the quarter in continuing to significantly reduce its operating expenses. The Company’s operating expenses for the quarter and nine month periods ending November 30, 2006 were $27,077 and $148,791, respectively, compared to operating expenses of $78,560 and $519,080, respectively, for the quarter and nine month periods ending November 30, 2005. This decrease in operating expenses is largely attributed to the decrease in salary expenses, and a reduction in professional fees, investor relations costs, consulting costs and advertising and promotion costs. The Company’s general monthly expenses during the quarter and nine months ending November 30, 2006 were approximately $9,025 and $16,532, respectively, which is a significant reduction from the general monthly expenses during the quarter and nine month ending November 30, 2005 of approximately $26,186 and $57,675, respectively.

The Company was also able to reduce its net loss for the quarter and nine month periods ending November 30, 2006. The Company had a net loss of ($34,641) and ($187,683) for the quarter ending and nine months ending November 30, 2006, respectively, compared to a net loss of ($43,434) and ($515,585), respectively, for the quarter ending and nine months ending November 30, 2005. The reduction of net loss is principally attributed to the reduction in operating expenses discussed above. The Company reported a cumulative net loss of ($3,847,780) from March 3, 2000 (inception of Burnam Management) through November 30, 2006.

The Company’s net cash used by operating activities decreased from ($147,559) for the nine months ending November 30, 2005, to ($124,270) for the nine months ending November 30, 2006. This decrease was primarily the result of the reduction in operating expenses.

The Company generated $5,000 in revenues during the quarter and nine month periods ending November 30, 2006, and generated $50,000 in revenues during the quarter and nine month periods ending November 30, 2005. The Company received the $5,000 in revenues during the quarter from the Game Show Network for the development of the game show entitled “Carry Your Weight.” The Company expects to continue to work with the Game Show Network to further develop this show.

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

Outstanding Loan Repayment Obligations

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, and through unsecured loans from stockholders and third parties. As of November 30, 2006, the Company has an aggregate outstanding balance of $967,286 under the following outstanding loan repayment obligations:

•	On August 30, 2000, the Company and George Mainas entered into an unsecured promissory note which has an outstanding principal balance of $454,097 as of November 30, 2006: $24,000 of which bears interest at 6%; $340,000 of which bears interest at 8%; and the remainder of which is non-interest bearing. As of November 30, 2006, the Company had an outstanding balance of $627,436 under the promissory note, including accrued interest. The promissory note is payable on demand. Mr. Mainas is a stockholder and a director of the Company.

•	On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of November 30, 2006 was $214,292, including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•	In May 2002, the Company entered into an unwritten, unsecured promissory obligation to Denis Schusterman, a stockholder, in exchange for his payment of approximately $16,000 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2006, the outstanding balance under this obligation was $16,715.

•	In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of November 30, 2006, the balance due to Mr. McCarl was $10,841, including accrued interest. Mr. McCarl is a stockholder of the Company and a member of Carpool Guy LLC.

•	Thomas Szabo has loaned the Company $61,700 as of November 30, 2006. This loan bears interest at 6% and is due on demand. As of November 30, 2006, the balance due to Mr. Szabo under this loan was $66,548, including accrued interest. Mr. Szabo is a stockholder of the Company and member of Carpool Guy LLC.

•	The Company’s former CEO/Chairman of the Board loaned the Company $44,155 pursuant to the terms of a Promissory Note dated April 2006, which was subsequently assigned to a third party. In April 2006, the Company and the assignee of the Promissory Note agreed the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006, and the Company’s issuance of 166,666 shares of Company Common Stock. As of November 30, 2006, the balance due under the Promissory Note was $9,000.

•	Mr. Bernsen, the Company’s CEO, has loaned the Company $21,475 as of November 30, 2006. This loan bears interest at 6% and is due on demand. As of November 30, 2006, the balance due to Mr. Bernsen under this loan was $22,454, including accrued interest.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding loan repayment obligations.

Anticipated Revenue

The Company has several projects it is developing that may generate revenue during the current fiscal year, however, there can be no assurances that the Company will secure funding for such projects, or that such projects will result in any revenues.

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

Liquidity

At November 30, 2006, our total assets were $118,568, compared to $123,357 at February 28, 2006. At November 30, 2006, our current assets were $4,096 and our current liabilities were $1,090,682, as compared to current assets of $1,385 and current liabilities of $1,254,373 at February 28, 2006. Our stockholders’ equity was ($972,114) at November 30, 2006, compared to stockholders’ equity of ($1,131,016) at February 28, 2006.

As of November 30, 2006, the Company had a cash balance of $1,596. Although the Company has substantially minimized its monthly operating expenses, and Mr. Bernsen is not currently paid any cash salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing, or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects.

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

We have a limited operating history from which to evaluate our business and prospects. We have only earned $180,000 in revenues from our inception to November 30, 2006. For the quarter ended November 30, 2006, we had a net loss of ($34,641). We had a cumulative net loss of ($3,847,780) for the period since inception at March 3, 2000 through November 30, 2006. We cannot assure you that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of its loan indebtedness. As of November 30, 2006, the Company has an aggregate outstanding balance of $967,286 in loan repayment obligations (including accrued interest), all of which was past due or due on demand. The Company does not have the cash to pay its existing or future debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

As of November 30, 2006, our officers and directors in the aggregate owned approximately 29% of the Company’s issued and outstanding shares. Accordingly, our officers and directors have the ability to influence the election of the Company’s directors. Further, our officers and directors may use their voting power to effect a major transaction requiring shareholder approval. Our articles of incorporation do not provide for cumulative voting. Our officers and directors also have the power to vote their shares to influence a change in control or vote against a transaction that could be beneficial to the Company. The interests of these shareholders may differ from the interests of the other shareholders, and may limit the ability of other shareholders to affect the Company’s management and affairs.

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

Under the supervision of our Chief Executive Officer, who also serves as our principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of November 30, 2006, the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ending November 30, 2006, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2006 the Company had a complaint filed against it in the United States District Court for the Western District of Pennsylvania by Savvior Technology Solutions (“Savvior”) for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior alleged nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Under the terms of the Forbearance Agreement, both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. On October 2, 2006, the Company and Savvior exchanged e-mail correspondence outlining the following agreed upon settlement terms to be memorialized in a formal settlement agreement or amendment to the Forbearance Agreement: (i) the total outstanding balance owed to Savvior by the Company is $50,000; (ii) a payment to be made by the Company in the amount of $5,000 during the week of October 2nd; (iii) monthly payments by the Company of $500 for 11 months after the signing of a settlement agreement; (iv) a payment of $15,000 on the 12th month after the signing of a settlement agreement; (v) in the 13th month after the signing of a settlement agreement, Savvior has the right to negotiate an increased monthly payment depending on the financial resources of the Company as such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s non-compliance with the agreed upon settlement terms will permit Savvior to re-file the March 2006 lawsuit. As of the date of this report, the Company has complied with the agreed upon settlement terms.

In July 2006 the Company received demand letters on behalf of Dow Jones & Company, Inc. for payment of the amount of $10,500 relating to certain financial information services. The demand letters stated that legal action would be instituted against the Company if such amount is not paid. The Company did not receive any further demand letters during the quarter. The Company intends to settle this claim or defend itself in any lawsuit which may be filed.

In October 2006, the Company had a complaint filed against it in Los Angeles Superior Court by Merrill Communications LLC (“Merrill”) for non-payment of financial printing and filing services. In January

2007, the Company and legal counsel for Merrill negotiated a Stipulation for Entry of Judgment, pursuant to which the Company and Merrill agreed: (i) the total outstanding balance owed by the Company to Merrill is $12,400, including attorneys fees, costs and interest; (ii) the Company will make a payment in the amount of $2,000 on or before January 19, 2007, February 19, 2007, March 19, 2007, April 19, 2007, and May 19, 2007, and a final payment of $2,400 on or before June 19, 2007; and (iii) provided the Company complies with the terms of the stipulation, Merrill will dismiss the claim with prejudice. As of the date of this report, the Company has executed and delivered the Stipulation, and expects that Merrill will execute and deliver the Stipulation to the Company.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities.

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of November 30, 2006, the outstanding balance under the unsecured promissory note was $627,436 and the outstanding balance under the unsecured line of credit was $214,292.

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

Public Media Works, Inc.
(Registrant)

Date: January 16, 2007	/s/ Corbin Bernsen
By: Corbin Bernsen
Title: Chief Executive Officer