Form 10KSB
period 2007-02-28
PUBLIC MEDIA WORKS INC
filed 2007-06-13
CIK 1108730

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2007

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street Van Nuys, California	91411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 904-9029

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
None	None

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

Issuer’s revenues for the fiscal year ending February 28, 2007 were $5,875.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b2 of the Exchange Act): $2,167,577 as of May 8, 2007 (computed based on per share price of $.10 by reference to the closing price of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board times the number of voting common shares held by non-affiliates (21,675,772).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,489,257 shares outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes  ☐    No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Annual Report on Form 10-KSB. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

This report should be read in conjunction with the financial statements and the related notes contained in this report.

ITEM 1.	DESCRIPTION OF BUSINESS

Overview

The Company is engaged in the development, production, marketing and distribution of entertainment media intended for specifically targeted, “fan based” audiences. By targeting these specific “dedicated” consumers, and delivering the products in multiple formats, the Company believes that it is able to streamline the processes associated with development, production, marketing and distribution, thus significantly reducing costs at each stage and ultimately enhancing the overall revenues generated by each project. The Company also believes that targeting a specific fan-base will create unique opportunities to market and distribute the projects and related merchandise, provide a mechanism for audience input, and create an opportunity to develop sponsorship relationships. For example, with its first feature film “Carpool Guy,” which was released in October 2005, the Company targeted the dedicated, worldwide fan base of daytime Soap Operas. There are an estimated 300,000,000 people who watch U.S. Soap Operas daily. Another example is the Company’s production of “Dead Air,” which is targeted to horror movie fans, and is expected to be completed in the fourth quarter of 2007.

The Company intends to engage consumers early in the development of each project by identifying the target audience and engaging that audience. One aspect of this strategy involves the Company’s efforts to create alliances with the media outlets that serve the targeted fan-base. For example, in the case of “Dead Air,” the Company has developed relationships with audience specific media, including Fangoria magazine, one of the leading horror fan periodicals. The Company has also developed relationships with various horror fan related internet websites. These relationships allow the Company to begin directing the attention of the fans to the project early in the development and production process.

The Company plans to distribute its films and related merchandise directly to consumers and through distributors. These products would include DVDs, CDs, and project related merchandise such as scripts, clothing and set-related items. The direct sales are anticipated to be completed through websites, infomercials, and mass retailers. As the Company produces additional projects, it is anticipated that there will be more opportunities for fan interaction at earlier stages in the process. The Company also intends to utilize traditional theatrical and television distribution for projects.

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

Film Projects	Status
“Carpool Guy”	Completed in October 2005; Currently in Distribution
“Donna On Demand”	In Post-Production; Expected Completion By September 2007
“Dead Air”	In Production; Expected Completion in Fourth Quarter of 2007
“3 Day Test”	Expected to Commence Production in October 2007
“The Clown”	Script Currently Being Re-Written
“Monsters”	Script Currently Being Written
“The Action”	Script Completed; Funding Required For Production
“On The Hedge”	Script Completed; Funding Required For Production
“The Circuit”	Script Completed; Funding Required For Production

Television Projects	Status
“Carry Your Weight”	Company sold the concept to the Gameshow Network; the Gameshow Network has determined not to proceed with the project and has returned the rights to the concept to the Company
“The Fastest Car in America”	Development completed; Seeking TV Network Order
“A Taste of History”	Development completed; Seeking TV Network Order
“TechStyle”	Development completed; Seeking TV Network Order
“3 Day Test Reality Show”	Development completed; Seeking TV Network Order
“Run and Gun”	Development completed; Seeking TV Network Order
“Ultimate 18”	Development completed; Seeking TV Network Order

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

First, by building a dedicated fan-base within each genre, the Company can seek sponsors that desire to reach that fan-base in a new way. For instance, if the Company can illustrate that it has built a sizeable following of dedicated Soap Opera fans, it is likely that there will be sponsors that want to reach these fans. One method for sponsors to reach this fan base would be to allow the fans to select sponsored products to be placed in each project. For example, if a maker of designer sunglasses wanted to reach the Company’s Soap Opera fans, for a fee from the sponsor, the Company could host a vote on the film’s website during the production process. The Company could then present fans with a choice between several pairs of the sponsor’s sunglasses, and the pair getting the most votes would be worn by one of the stars in the film. This sponsorship model is intended to benefit the sponsor, the Company and the fans. The sponsor would reach a very specific target audience in a new manner, while having “star cache” attached to its products at a significantly reduced cost. The Company would receive ancillary revenues for the film through the sponsorship program, and build the vested interest of the fan-base. The fans are permitted to provide input to the film, and experience the enjoyment associated with seeing their selections made part of the final product.

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

Suppliers

The Company has identified a pool of independent or freelance screenwriters for its film projects. The Company entered into an agreement with one of these freelance writers, Peter Soldinger, for the development of both “Carpool Guy” and “The Action.” The Company’s President, Corbin Bernsen, is the author of “3 Day Test” and “On the Hedge,” and will continue to serve as screenwriter for specific Company projects. Mr. Bernsen does not receive additional compensation for scriptwriting. The Company does not anticipate paying more than $5,000 for the development of any film script or treatment. These payments may increase up to the minimum payment set by the Writers Guild of America (the “WGA”) for any specific project that reaches production. The WGA minimum pay varies according to each project’s budget and various other factors determined by the WGA.

The Company has identified a pool of independent or freelance scriptwriters which the Company will use for development of its television shows as necessary. The Company has not yet commissioned any scripts for any of its internally developed treatments. The Company does not anticipate paying more than $500 per week for the development of any television script or treatment, regardless of production status.

Formation of Limited Liability Companies For Projects

In January 2007, the Company established DOD LLC, a California limited liability company, for the financing and production of the film “Donna on Demand.” The Company owns 100% of the membership interests in DOD LLC. The Company has contributed production services to DOD LLC, but has not made any capital contributions in DOD LLC. DOD LLC entered into a Film Financing Agreement in February 2007 with certain third parties to provide for the contribution of $220,000 in capital necessary to fund the production of the film. Mr. Bernsen, the Company’s Chief Executive Officer and a Director, and Mr. Mainas, a Director of the Company, each contributed $12,000 towards the production of the film, and Mr. Bernsen’s mother, Jeanne Cooper, contributed $24,000 towards the production of the film and loaned $100,000 to DOD LLC. Under the terms of the Film Financing Agreement, DOD LLC is to receive 45% of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of Ms. Cooper’s $100,000 debt with interest; the repayment of $120,000 to the investors; and the payment of up to $100,000 in back and front end deferrals. The description of the terms of the film financing agreement is qualified by reference to the complete copy of such agreement which is filed as an exhibit to this report and incorporated herein by reference.

In January 2007 the Company also established 3 Day Test LLC, a California limited liability company, for the financing and production of the film “3 Day Test”. 3 Day Test LLC has not entered into any agreements or raised any capital as of the date of this report. The Company has not made any capital contributions in 3 Day Test LLC.

In April 2007, the Company also became a member of Dead Air LLC, a California limited liability company, which was established for the financing and production of the film “Dead Air”. The Company has contributed production services to Dead Air LLC, but has not made any capital contributions in Dead Air LLC. Under the terms of the Dead Air LLC Operating Agreement, the Company is to receive 25% of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of the approximately $300,000 to the investors in Dead Air LLC. The percentage of net profits to the Company, and amount of investor repayment obligations of Dead Air LLC, may change if Dead Air LLC raises additional capital.

While the Company believes it will generate revenues from these projects, the Company has not generated any revenues from these projects as of the date of this report, and there can be no assurances the Company will generate such revenue.

Antibody Films Development LLC

In March 2007 the Company executed a non-binding term sheet with Antibody Films Development, LLC and its principals outlining the terms for the Company’s purchase of Antibody Films Development, LLC (“Antibody Films”). Antibody Films is a production company which has worked with the Company on the production of its first two films of 2007, which are “Donna On Demand” and “Dead Air.” As of the date of this report, the Company and Antibody Films have not completed a definitive agreement regarding the acquisition of Antibody Films by the Company.

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

Title	Medium	Type
TechStyle	Television	Script
Taste of History	Television	Script
3 Day Test	Feature Film	Script
3 Day Test Reality Show	Television	Script
The Ultimate 18	Television	Script
Run and Gun	Television	Script
The Action	Feature Film	Script
Fastest Car in America	Television	Script
Carpool Guy	Feature Film	Script
The Circuit	Television	Script
Donna on Demand	Feature Film	Script
Dead Air	Feature Film	Script

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

Market and Competition

According to Box Office Mojo, the total 2006 United States theatrical box office revenues were approximately $9.2 billion, and the following twelve major studios comprised approximately 95% of that market share: Sony/Columbia (18.6%); Buena Vista (16.2%); 20th Century Fox (15.2%); Warner Bros. (11.6%); Paramount (10.3%); Universal (8.9%); Lionsgate (3.6%); New Line (2.7%); Weinstein Company (2.5%); MGM/UA (1.8%); Fox Searchlight (1.8%) and Focus Features (1.3%). The Company competes with these major studios, as well as numerous other independent studios, for market share. According to Nielsen Media Research, there are over 108 million television households in the United States. There are a number of companies producing and distributing television shows, including the six national networks, hundreds of cable channels, and numerous private production companies. The Company also competes with these companies.

During the fiscal year ended February 28, 2007, the Company generated no revenues from feature film production, and $5,875 in revenues from the sale of a television game show concept. The Company’s competitors have greater resources, market presence and name recognition than the Company. Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution. Consequently, the Company has not yet established a position in the television industry, and faces intense competition upon entry.

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

The Company leases approximately 1,800 square feet of converted and remodeled warehouse space for its headquarters on a month-to-month basis from Chandler Associates, an unaffiliated entity, at a rate of $1,800 per month. The Company does not have a lease agreement with Chandler Associates. The space is located at 14759 Oxnard Street, Van Nuys, California and is in good condition.

ITEM 3.	LEGAL PROCEEDINGS

In March 2006, Savvior Technology Solutions (“Savvior”) filed a complaint against the Company in the United States District Court for the Western District of Pennsylvania for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior alleged nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Under the terms of the Forbearance Agreement, both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. On October 2, 2006, the Company and Savvior exchanged e-mail correspondence outlining the following agreed upon settlement terms: (i) the total outstanding balance owed to Savvior by the Company was $50,000; (ii) the Company was to make a payment in the amount of $5,000 during the week of October 2, 2006; (iii) the Company is to make monthly payments of $500 for 11 months thereafter; (iv) the Company is to make a payment of $15,000 on the 12th month after October 2006; (v) in the 13th month after October 2006, Savvior has the right to negotiate an increased monthly payment depending on the financial resources of the Company as such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s non-compliance with the agreed upon settlement terms will permit Savvior to re-file the March 2006 lawsuit. As of the date of this report, the Company has complied with settlement terms agreed upon in October 2006.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year ending February 28, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock currently trades on the OTC Bulletin Board, under the symbol “PMWI.OB”.

The following table sets forth the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board for the last two fiscal years. The quotation for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 28, 2007
FIRST QUARTER (3/1/06 to 5/31/06)	$.07	$.05
SECOND QUARTER (6/1/06 to 8/31/06)	$.09	$.03
THIRD QUARTER (9/1/06 to 11/30/06)	$.045	$.015
FOURTH QUARTER (12/1/06 to 2/28/07)	$.14	$.015
FISCAL YEAR ENDING FEBRUARY 28, 2006
FIRST QUARTER (3/1/05 to 5/31/05)	$1.55	$.49
SECOND QUARTER (6/1/05 to 8/31/05)	$.50	$.26
THIRD QUARTER (9/1/05 to 11/30/05)	$.27	$.11
FOURTH QUARTER (12/1/05 to 2/28/06)	$.15	$.07

Holders

As of February 28, 2007, 37,189,257 shares of our common stock were issued and outstanding, and held by approximately 81 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of February 28, 2007, the Company does not have an equity compensation plan. As of February 28, 2007, the Company has granted the following options to purchase Common Stock:

Number of securities to be issued upon exercise of outstanding options	Exercise price of outstanding warrants	Expiration Date of Warrants
1,000,000	$.25	October 1, 2008	(1)
1,000,000	$.25	October 1, 2008	(1)
500,000	$.25	October 1, 2008

(1)	The options expire the earlier of October 1, 2008 or six (6) months after such director ceases to be on the Board of Directors of the Company.

The options were granted pursuant to option agreements and were issued as individual arrangements to the Company’s two directors and its outside legal counsel in exchange for services rendered. The options permit the holder to purchase shares of the Company’s common stock at a fixed exercise price through the date of their expiration.

Sales of Unregistered Securities

The following information relates to securities sold by the Company during the fiscal year ended February 28, 2007 which were not previously reported in a Quarterly Report:

In April 2006 the Company issued 150,000 shares of its common stock to a Company employee in recognition of the employee’s contributions to the Company. The common stock was valued at $.065 per share at the time of issuance. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In April 2006 the Company issued 166,666 shares of its common stock to a third party assignee of a Company promissory in the amount of $44,155, as consideration for such third party’s agreement to allow the Company to satisfy its obligations under the promissory note in exchange for the Company’s payment of $10,000 on or before July 1, 2006. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

On June 7, 2006 the Company and Mr. Mainas, Director of the Company executed a Subscription Agreement pursuant to which Mr. Mainas agreed to purchase 1,000,000 shares of Company Common Stock at the price of $.05 per share. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Repurchases of Equity Securities by the Company and Affiliates

There were no repurchases by the Company or any affiliate of the Company during the period covered by this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ TOGETHER WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF PUBLIC MEDIA WORKS, INC. AND THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB. THIS DISCUSSION SUMMARIZES THE SIGNIFICANT FACTORS AFFECTING OUR OPERATING RESULTS, FINANCIAL CONDITIONS AND LIQUIDITY AND CASH-FLOW FOR THE FISCAL YEARS ENDED FEBRUARY 28, 2007 AND 2006. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES AND ARE BASED ON JUDGMENTS CONCERNING VARIOUS FACTORS THAT ARE BEYOND OUR CONTROL. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE DISCUSSED BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-KSB, PARTICULARLY UNDER THE CAPTION “FORWARD LOOKING STATEMENTS.”

FORWARD LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,”

“anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Annual Report on Form 10-KSB. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition. Management regularly reviews property, equipment and other long-lived assets for possible impairment. This review occurs quarterly, or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If there is indication of impairment, then management prepares an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. Management believes that the accounting estimate related to impairment of its property and equipment, is a “critical accounting estimate” because: (1) it is highly susceptible to change from period to period because it requires management to estimate fair value, which is based on assumptions about cash flows and discount rates; and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet, as well as net income, could be material. Management’s assumptions about cash flows and discount rates require significant judgment because actual revenues and expenses have fluctuated in the past and are expected to continue to do so.

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

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. In September 2000, the Emerging Issues Task Force (“EITF”) issued EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock,” (“EITF 00-19”) which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. These derivatives are separately valued and accounted for on our balance sheet, and revalued at each reporting period. The net change in the value of embedded derivative liability is recorded as income or loss on derivative instruments in the consolidated statement of operations, included in other income.

Stock Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounted for stock option and warrant grants issued and vesting to employees up through December 31, 2005 utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 12”), with pro forma disclosures of net income (loss) as if the fair value method had been applied using the guidance SFAS No 123, “Accounting for Stock-Based Compensation”. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

As the exercise price of stock options and warrants issued to employees was not less than the fair market value of the Company’s common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method, there was no related compensation expense recorded in the Company’s consolidated financial statements for the period ended February 28, 2007 for the issuance or vesting of these instruments. The fair value of stock options and warrants issued to officers, directors and employees at not less than fair market value of the Company’s common stock on the date of grant was estimated using the Black-Scholes option pricing model, and the effect on the Company’s results of operations was shown in a pro forma disclosure as if such stock options and warrants had been accounted for pursuant to SFAS No. 123.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R superseded APB No. 25 and amended SFAS No. 95, “Statement of Cash Flows”. Effective January 1, 2006, SFAS No. 123R requires that the Company measure the cost of employee services received in exchange for equity awards based on the grant date fair value of the awards, with the cost to be recognized as compensation expense in the Company’s financial statements over the vesting period of the awards. Accordingly, the Company recognizes compensation cost for equity-based compensation for all new or modified grants issued after December 31, 2005. In addition, commencing January 1, 2006, the Company recognized the unvested portion of the grant date fair value of awards issued prior to adoption of SFAS No. 123R based on the fair values previously calculated for disclosure purposes over the remaining vesting period of the outstanding stock options and warrants.

Results of Operations

The Company’s revenues for the fiscal year ending February 28, 2007 were $5,875, compared to revenues for the fiscal year ending February 28, 2006 of $50,000. The decrease in revenues is attributed to the Company’s receipt of a single fee in the amount of $5,875 related to its development of a game show in the fiscal year ending February 28, 2007, compared to the Company’s receipt of a production fee in the amount of $50,000 for the production of the film “Carpool Guy” during the fiscal year ending February 28, 2006.

The Company’s operating expenses for the fiscal year ending February 28, 2007 were $160,640, compared to operating expenses of $713,099 for the fiscal year ending February 28, 2006. This decrease in revenues is attributed to the decrease in expenses related to investor relations, professional fees, consulting fees, website development costs and salary and other expenses.

The Company had a net loss of ($259,473) for the fiscal year ending February 28, 2007, compared to a net loss of ($715,023) for the fiscal year ending February 28, 2006. The reduction of net loss is principally attributed to the reduction in operating expenses discussed above. The Company reported a cumulative net loss of ($3,919,570) from inception through February 28, 2007.

The Company’s net cash used by operating activities decreased from $152,929 for the fiscal year ending February 28, 2006 to $123,395 for the fiscal year ending February 28, 2007. This decrease is also attributed to the decrease in operating expenses for the Company as discussed above.

The Company completed its first feature film “Carpool Guy” which was released in October 2005. The Company funded the production of the film by entering into an Exclusive Production Agreement in October 2004 with Carpool Partners LLC (the “Carpool LLC”). Pursuant to the terms of the agreement, the Company’s financing partner, Carpool LLC, owns 60% of the final production, and the Company owns 40%. The three members of Carpool LLC are Thomas Szabo, F. James McCarl and Michael Wittlin, each of whom own 33% of the LLC, and each of whom are stockholders and debt holders of the Company. The sales of the film have been limited and the Company has not received any revenues from the film sales and there can be no assurances the Company will ever receive any revenues from film sales.

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of February 28, 2007, the Company has an aggregate outstanding balance of $1,238,573 under the following obligations:

•

On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of February 28, 2007, the Company had an outstanding balance of $646,102 under the promissory note, including accrued interest. The promissory note is payable on demand.

•

On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of February 28, 2007 was $218,401 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•

In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of February 28, 2007, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

•

In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of February 28, 2007, the balance due to Mr. McCarl was $10,991. Mr. McCarl is a shareholder of the Company and a member of Carpool Guy LLC.

•

Thomas Szabo has loaned the Company $61,700. This loan bears interest at 6% and is due on demand. As of February 28, 2007, the balance due to Mr. Szabo under this loan was $67,472, including accrued interest. Mr. Szabo is a shareholder of the Company; a member of Carpool Guy LLC; and an investor in DOD LLC.

•

The Company’s former CEO and Chairman of the Board loaned the Company $44,155 as of February 28, 2006. This loan was subsequently memorialized in a Promissory Note dated April 6, 2006 which was assigned to a third party. Effective April 14, 2006, the Company entered into an agreement with the third party under which the third party agreed that all of the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006. At February 28, 2007, the balance due under this note was $5,000. This note was paid in full by the Company in April 2007.

•

As of February 28, 2007, Mr. Bernsen, the Company’s CEO and a director, had loaned the Company $34,975. This loan bears interest at 6%. At February 28, 2007, the balance due to Mr. Bernsen under this loan was $36,390.

•

As of February 28, 2007, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to Jeanne Cooper in the amount of $100,502; an outstanding debt obligation to Mr. Mainas, Mr. Bernsen and Jesse Lawler in the amount of $17,000; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”. Jeanne Cooper is the mother of Mr. Bernsen.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding debt obligations.

The proceeds from these notes and the line of credit were used to meet the general working capital needs of the Company. The Company’s general monthly expenses for fiscal year ending February 28, 2007 were approximately $13,000.

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

Liquidity

At February 28, 2007 our total assets were $335,884, compared to $123,357 at February 28, 2006. The increase was primarily the result of the film development costs of our wholly-owned subsidiary, DOD LLC for the film “Donna on Demand”. Our current assets at February 28, 2007 totaled $12,808, and our current liabilities were $1,379,788, as compared to current assets of $1,385 and current liabilities of $1,254,373 at February 28, 2006. The increase in current liabilities is attributable to an increase in note payables. Our stockholders’ equity at February 28, 2007 was ($1,043,904), compared to stockholders’ equity at February 28, 2006 of ($1,131,016).

As of February 28, 2007, the Company had a cash balance of $6,802. In April 2007, the Company raised approximately $100,000 through a private placement to one accredited investor. The Company does not currently have cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

In December 2003, as part of an overall transaction in which the Company was contemplating a potential acquisition, the Company loaned $125,000 to Old Tucson Company (“Old Tucson”) for its continued operations. The promissory note to Old Tucson matured on June 20, 2004. The sole recourse of the Company for nonpayment of the note is the return of 312,500 shares Company Common Stock pledged by affiliates of Old Tucson to secure the obligations under the promissory note. Old Tucson has not repaid the promissory note and the Company expects Old Tucson to forfeit the pledged shares in satisfaction of the note, in which event the shares of Company Common Stock will be cancelled.

Subsequent Events

In March 2007 the Company sold 1,000,000 shares at a price of $.10 per share to one accredited investor in connection with a private placement. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In April 2007 the Company issued 300,000 shares of its common stock to CRG Partners in consideration of certain investor relations services provided by CRG Partners. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In April 2007 the Company paid in full an outstanding obligation under a promissory note in the original amount of $44,155 which the Company executed in April 2006 in favor of the Company’s former CEO and Chairman of the Board. The promissory note was subsequently assigned to a third party in April 2006, and as part of the consent to the assignment, the Company entered into an agreement with the third party providing that the note could be satisfied for the amount of $10,000 on or before July 1, 2006. The Company made periodic payments to the third party and then paid the note in full in April 2007.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Factors That May Affect Future Performance

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

FILM AND TELEVISION PRODUCTION AND DISTRIBUTION RISKS

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures (“films”) and television programs require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from or government contributions to our film or television programs. Although we intend to continue to reduce the risks of our production exposure through financial contributions from investors in limited liability financing vehicles, we cannot assure you that we will continue to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future film and television programs. If we increase (through internal growth or acquisition) our production slate or our production budgets, we may be required to increase overhead and/or make larger up-front payments to talent and consequently bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. We are dependent DVD sales, home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of film production. If we cannot successfully exploit these and other media, it could have a material adverse effect on our business, results of operations and financial condition.

Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our film and television programs. Actual film and television production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of films and television productions are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a film or television production incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production. We cannot make assurances regarding the availability of such financing on terms acceptable to us, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

If We Exceed Our Budgets In Our Projects, We May Be Unable To Recoup Our Costs. If a film or television production incurs substantial budget overruns, we cannot assure you that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film being abandoned, not being ready for release at the intended time or ever or the postponement of release to a potentially less favorable time, all of which could have a significant negative effect on the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We could be adversely affected by strikes or other union job actions. We are directly or indirectly dependent upon highly specialized union members who are essential to the production of films and television programs. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of films or television programs could delay or halt our ongoing production activities. Such a halt or delay, depending on the length of time, could cause a delay or interruption in our release of new films and television programs, which could have a material adverse effect on our business, results of operations and financial condition.

Licensed distributors’ failure to promote our programs may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our films, television programs and related products are important in determining the success of these pictures, programs and products. We do not control the timing and manner in which our licensed distributors distribute our films or television programs. Any decision by those distributors not to distribute or promote one of our films, television programs or related products or to promote our competitors’ films, television programs or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

We lack output agreements with distributors, exhibitors, retailers, cable and broadcast channels. We do not have output agreements with distributors, exhibitors, retailers, cable and broadcast channels to exhibit or sell our films. We cannot assure you that we will ever be able to secure output agreements on acceptable terms, if at all. Without output agreements we may never be able to generate revenues.

We face additional risks due to our reliance on outsourced production studios for films and television shows we choose to produce ourselves. We intend to outsource certain aspects of the production requirements for our film and television projects. We do not intend to maintain a relationship with one particular studio or production group. Consequently, we may be subject to certain risks associated with outsourcing, which include, but may not be limited to:

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

If our films and television shows are not commercially successful, we may not be able to generate sufficient revenue to fund our operations, and may be unable to continue as a going concern. Producing television shows and feature length films involves substantial risks, because they require that we spend significant funds based entirely on our preliminary evaluation of the screenplay’s commercial potential as a film. It is impossible to predict the success of any film or show before the production starts. The ability of a show or film to generate revenues will depend upon a variety of unpredictable factors, including:

•	public taste, which is always subject to change;

•	the quantity and popularity of other films and leisure activities available to the public at the time of our release;

•	the competition for exhibition at movie theatres, through video retailers, on cable television and through other forms of distribution; and

•	the fact that not all shows and films are distributed in all media forms or that chosen distribution channels may be ineffective.

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

The Company does not plan to purchase a completion bond covering any given film project or if it does purchase a completion bond under the terms of completion bonds covering a given film project, in the event we fail to complete the film on schedule and within budget, the bond company may take over production, which may reduce the artistic integrity and commercial potential of the film. The Company does not intend to enter into an agreement with a completion bond insurer whereby the insurer would guarantee the completion of any given film. In the event that we obtain a completion bond for any given film which we produce, our inability to complete a film on schedule or within budget may result in the completion bond company taking over production. In this event, the bond company will have the right to replace any member of the production personnel, including members of the film’s management team. The replacement of the production personnel may change the artistic quality of the film, reduce our equity interest in the film, and/or limit our ability to promote distribution of the film.

In most cases our films will be subject to ratings restrictions and censorship that may result in ratings that may reduce distribution and revenue potential. Our films and television shows are generally targeted to very specific audiences, which require us to produce projects that obtain ratings suitable for each such audience. Certain pre-production distribution arrangements we expect to obtain may be based upon the subject film having a particular rating classification from the Film Association of America (or MPAA). With these arrangements in place, we will intend to produce the film in a manner that will ultimately obtain the expected rating. However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the film. If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience. Further, censors in foreign jurisdictions may find elements of a film objectionable.

At additional and unbudgeted costs, we may be required to revise the film to obtain the desired rating classification or to remove the objectionable elements of the film. Even following revision of the film, the release in certain jurisdictions may be denied. These events may result in release and distribution delays, which may limit the commercial potential of the film, resulting in reduced revenues for our company, and, accordingly, reducing the value of your investment.

MARKET AND COMPETITION RISKS

Our success depends on the commercial success of films and television programs, which is unpredictable. Operating in the film and television industry involves a substantial degree of risk. Each film and television program is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our films or programs depends on many factors, including the critical acclaim they receive, the format of their initial release, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our films or television programs also depends upon the quality and acceptance of films or programs that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a film’s or television program’s performance in ancillary markets, such as home video and pay and free television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot make assurances that our films and television programs will obtain favorable reviews or ratings, that our films will perform well at the box office or in ancillary markets or that broadcasters will license the rights to broadcast any of our television programs in development or renew licenses to broadcast programs in our library. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

We are smaller and less diversified than many of our competitors. As an independent producer and distributor, we constantly compete with major U.S. and international studios as well as smaller independent producers. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their film and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

The film industry is highly competitive and at times may create an oversupply of films in the market. The number of films released by our competitors, particularly the major U.S. studios, may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially. Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

The limited supply of film screens compounds this product oversupply problem. Currently, a substantial majority of the film screens in the U.S. typically are committed at any one time to only ten to 15 films distributed nationally by major studio distributors. In addition, as a result of changes in the theatrical exhibition industry, including reorganizations and consolidations and the fact that major studio releases occupy more screens, the number of screens available to us when we want to release a picture may decrease. If the number of film screens decreases, box office receipts, and the correlating future revenue streams, such as from home video and pay and free television, of our films may also decrease, which could have a material adverse effect on our business, results of operations and financial condition.

We must successfully respond to rapid technological changes and alternative forms of delivery or storage to remain competitive. The entertainment industry in general and the film and television industries in particular continue to undergo significant technological developments. Advances in technologies or alternative methods of product delivery or storage or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage could have a negative effect on our business. Examples of such advances in technologies include video-on-demand, new video formats and downloading and streaming from the internet. An increase in video-on-demand could decrease home video rentals. In addition, technologies that enable users to fast-forward or skip advertisements, such as Digital Video Recorders (DVRs), may cause changes in consumer behavior that could affect the attractiveness of our products to advertisers, and could therefore adversely affect our revenues. Similarly, further increases in the use of portable digital devices that allow users to view content of their own choosing while avoiding traditional commercial advertisements could adversely affect our revenues. Other larger entertainment distribution companies will have larger budgets to exploit these growing trends. We cannot predict how we will financially participate in the exploitation of our films and television programs through these emerging technologies. If we cannot successfully exploit these and other emerging technologies, it could have a material adverse effect on our business, results of operations and financial condition.

Others may assert intellectual property infringement claims against us. One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We are likely to receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot provide any assurances, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition. As a distributor of media content, we may face potential liability for: defamation; invasion of privacy negligence copyright or trademark infringement (as discussed above) and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

FINANCIAL RISKS

Our revenues and results of operations may fluctuate significantly. Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the commercial success of the films and television programming that we produce and distribute, which cannot be predicted with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods.

Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices (which are standard for the industry) may accentuate fluctuations in our operating results. For example, in accordance with U.S. generally accepted accounting principles and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any film or television program over the entire revenue stream expected to be generated by the individual picture or television program.

We require additional financing to sustain our operations and without it we may not be able to continue operations. At February 28, 2007, we had cash on hand of approximately $6,802. We have never earned a profit and we anticipate that we will continue to incur losses for the foreseeable future. We continue to operate on a negative cash flow basis. We believe that we will need to raise at least an additional $500,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months. We may need additional funds to continue our operations, and such additional funds may not be available when required.

To date, we have financed our operations through the sale of stock and certain borrowings. We expect to continue to depend upon outside financing to sustain our operations for at least the next 12 months. Our ability to obtain financing from third parties will depend upon our perceived performance and market conditions. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately forcing us to go out of business.

If we raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss and to have negative cash flow from operations for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 28, 2007, we had cumulative net losses of ($3,919,570) and we had negative cash flow from operations in the year ended February 28, 2007 of ($123,395). We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

Because of our history of continuing losses, our auditors, in their report on our audited financial statements included elsewhere in this report, have stated that these losses raise substantial doubt about our ability to continue as a going concern. The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing. Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty.

Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal year ended February 28, 2007.

We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and films, that we will be able to produce and sell our scripts, shows and films. We also cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

We are an early stage company with a limited operating history and no significant revenues. We were formed in March 2003. Since that time, we have engaged in the film and television production. We have recorded only $180,875 in revenues since our date of inception. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We cannot assure that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

•	our business model and strategy are still evolving and are continually being reviewed and revised; and

•	we may not be able to successfully implement our business model and strategy.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Our limited operating history makes evaluation of our business and prospects difficult. Our limited operating history makes it difficult to evaluate our business and prospects. We have encountered, and expect to continue to encounter, many of the difficulties and uncertainties often faced by early stage companies. You should consider our business and prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in product development, marketing and sales obstacles and delays, inability to gain customer acceptance of our products and services, inability to attract and retain high-quality and talented executives and other personnel and significant competition. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and/or we may be unable to stay in business.

We are in default under our debt obligations, and if we fail to restructure our outstanding indebtedness, the lenders may take actions that would have material adverse impacts on the Company. The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of such indebtedness. As of February 28, 2007, the Company has an aggregate outstanding balance of $1,238,573 in debt obligations (including accrued interest), of which $1,001,071 is past due or due on demand. The Company does not have the cash to pay its debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

We do not expect to pay dividends for the foreseeable future, and we may never pay dividends and, consequently, the only opportunity for investors to achieve a return on their investment is if a trading market develops and investors are able to sell their shares for a profit or if our business is sold at a price that enables investors to recognize a profit. We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by state law. Accordingly, we cannot assure investors any return on their investment, other than in connection with a sale of their shares or a sale of our business. At the present time there is a limited trading market for our shares. Therefore, holders of our securities may be unable to sell them. We cannot assure investors that an active trading market will develop or that any third party would offer to purchase our business on acceptable terms and at a price that would enable our investors to recognize a profit.

CORPORATE AND OTHER RISKS

Limitations on director and officer liability and indemnification of our officers and directors by us may discourage stockholders from bringing suit against a director. The Company’s certificate of incorporation and bylaws provide, with certain exceptions as permitted by governing state law, that a director or officer shall not be personally liable to us or our stockholders for breach of fiduciary duty as a director, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or unlawful payments of dividends. These provisions may discourage stockholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director. In addition, the Company’s certificate of incorporation and bylaws may provide for mandatory indemnification of directors and officers to the fullest extent permitted by governing state law.

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

Our executive officers, directors and insider stockholders beneficially own or control at least 30% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 30% of our outstanding shares of common stock is beneficially owned and controlled by a group of insiders, including our directors and executive officers. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

Such concentrated control of the Company may adversely affect the price of our common stock. Our principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors, mergers or other business combinations. Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into different transactions which require stockholder approval. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

The relative lack of public company experience of our management team may put us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute our senior management have had very limited responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements. Our failure to do so could lead to the imposition of fines and penalties and distract our management from attending to the growth of our business.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. We have not evaluated our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404. We have never performed the system and process evaluation and testing required in an effort to comply with the management assessment and auditor certification requirements of Section 404, which will initially apply to us as of December 31, 2007. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Corbin Bernsen our Chief Executive Officer. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

Since our officers do not devote their full business time to our business, we may not be able to act on our business opportunities or respond to industry or market forces in a timely manner, which may reduce our competitiveness and, as a result, the viability of our business and operations. The persons serving as our officers have existing obligations outside of the Company. We cannot guarantee that any of our officers will be able to devote sufficient amounts of their business time to enable us to implement our business plan. If our officers do not devote a sufficient amount of their business time to the management of our business, we may lose our ability to rapidly and appropriately respond to market conditions and opportunities, which may limit our competitiveness. Such a loss of competitiveness may result in our inability to generate sufficient revenue to finance our continuing operations. This may reduce the value of our company and, accordingly, the value of your investment.

We are also dependent for our success on our ability to attract and retain technical personnel, sales and marketing personnel and other skilled management. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. Failure to attract and retain necessary technical personnel, sales and marketing personnel and skilled management could adversely affect our business. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Our compliance with the Sarbanes-Oxley Act and the U.S. Securities and Exchange Commission rules concerning internal controls may be time consuming, difficult and costly for us. Our senior management has limited experience with publicly-traded companies and may not be fully familiar with the requirements of the Sarbanes-Oxley Act and other laws, rules and regulations that apply to companies required to file reports with the SEC. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly-traded companies to obtain.

We may not be able to manage our growth effectively, which could adversely affect our operations and financial performance. The ability to manage and operate our business as we execute our growth strategy will require effective planning. Significant rapid growth could strain our internal resources, leading to a lower quality of customer service, reporting problems and delays in meeting important deadlines resulting in loss of market share and other problems that could adversely affect our financial performance. Our efforts to grow have placed, and we expect will continue to place, a significant strain on our personnel, management systems, infrastructure and other resources. If we do not manage our growth effectively, our operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

CAPITAL MARKET RISKS

Our common stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares. There is limited market activity in our stock and we are too small to attract the interest of many brokerage firms and analysts. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained. While we are trading on the OTC Bulletin Board, the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded.

The market price of our common stock could be subject to wide fluctuations in response to quarterly variations in our revenues and operating expenses, announcements of new products or services by us, significant sales of our common stock, including “short” sales, the operating and stock price performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets or general economic conditions.

The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares. As long as the trading price of our common stock is below $5 per share, the open-market trading of our common stock will be subject to the “penny stock” rules, unless we otherwise qualify for an exemption from the “penny stock” definition. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). These regulations, if they apply, require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations may have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities.

The stock market in general, and the market prices for penny stock companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

We may not be able to attract the attention of major brokerage firms, which could have a material adverse impact on the market value of our common stock. Security analysts of major brokerage firms may not provide coverage of our common stock since there is no incentive to brokerage firms to recommend the purchase of our common stock. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It will also likely make it more difficult to attract new investors at times when we require additional capital.

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the Commission impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

Future sales of our equity securities could put downward selling pressure on our securities, and adversely affect the stock price. There is a risk that this downward pressure may make it impossible for an investor to sell his securities at any reasonable price, if at all. Future sales of substantial amounts of our equity securities in the public market, or the perception that such sales could occur, could put downward selling pressure on our securities, and adversely affect the market price of our common stock.

ITEM 7.	FINANCIAL STATEMENTS

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Public Media Works, Inc.

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. and subsidiaries (a Delaware corporation) as of February 28, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. and subsidiaries as of February 28, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 14 to the financial statements, the Company incurred a net loss of $259,473 and $715,023, respectively, during the years ended February 28, 2007 and 2006, and as of February 28, 2007, the Company’s current liabilities exceeded its current assets by $1,366,980. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon additional capital contributions from the sale of stock and the ability to generate operating revenue as the Company transitions from a development stage company to an operating company. The financial statements do not include any adjustments that might be necessary should the company be unable to continue as a going concern.

/s/ Burnham & Schumm, P.C.

Salt Lake City, Utah

May 18, 2007

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2007 AND 2006

	2007	2006
Assets
Current Assets:
Cash	$6,802	$391
Accounts receivable, less allowance for doubtful accounts of $-0-	—	994
Prepaid expenses and deposits	6,006	—

Total current assets	12,808	1,385

Property and equipment, net	5,890	9,109

Other Assets:
Film development costs	317,186	66,500
Investment in limited liability company	—	46,363

Total other assets	317,186	112,863

Total Assets	$335,884	$123,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$140,916	$148,854
Accrued salaries and related taxes	299	—
Accrued interest, stockholders	225,834	178,229
Accrued interest	—	2,036
Notes payable	—	68,155
Notes payable, stockholders	693,117	674,477
Notes payable, line of credit, related party	182,622	182,622
Related party advances	17,000	—
Film participation interests	120,000	—

Total current liabilities	1,379,788	1,254,373

Stockholders’ Equity:
Common stock, $.0001 par value 100,000,000 shares authorized, 37,189,257 and 30,818,991 issued and outstanding	3,719	3,082
Additional paid-in capital	2,871,947	2,525,999
Accumulated deficit	(3,919,570)	(3,660,097)

Total stockholders’ equity	(1,043,904)	(1,131,016)

Total Liabilities and Stockholders’ Equity	$335,884	$123,357

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
Revenues:
Producing and development income	$5,875	$50,000

Total revenues	5,875	50,000
Cost of film development	—	—

Gross profit	5,875	50,000

Operating expenses:
Advertising and promotion	2,160	30,852
Investor relations, related party	993	105,000
Professional fees	70,664	154,296
Office expenses	2,272	7,801
Rent	21,600	1,800
Salaries and related expenses	28,888	94,121
Telephone and utilities	7,536	7,557
Consulting costs	13,850	68,788
Web site development costs	1,197	31,864
Depreciation	3,702	9,976
Travel and entertainment	1,511	15,941
Other	6,267	20,103
Bad debt expense	—	165,000

Total operating expenses	160,640	713,099

Operating loss	(154,765)	(663,099)

Other income (expense):
Forgiveness of debt income	—	12,600
Loss on disposal of fixed assets	—	(3,882)
Loss on investment in limited liability company	(46,363)	—
Interest expense	(56,745)	(59,842)

Total other income (expense)	(103,108)	(51,124)

Loss before income taxes	(257,873)	(714,223)
Provision for income taxes	1,600	800

Net loss	$(259,473)	$(715,023)

Net loss per share	$(.01)	$(.03)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, February 28, 2005	25,552,500	$2,555	$1,684,849	$(2,945,074)
Common stock issued for services rendered during the year ended February 28, 2006	2,198,711	220	364,245	—
Common stock issued for $ .10 a share in October 2005	858,000	86	85,714	—
Common stock issued in connection with the acquisition of film rights on September 6, 2005 for $.25 per share	250,000	25	62,475	—
Common stock issued for conversion of note principal and interest during the year ended February 28, 2006	1,959,780	196	328,716	—
Net loss for the year ended February 28, 2006	—	—	—	(715,023)

Balance, February 28, 2006	30,818,991	$3,082	$2,525,999	$(3,660,097)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, February 28, 2006	30,818,991	$3,082	$2,525,999	$(3,660,097)
Common stock issued for services rendered during the year ended February 28, 2007	650,000	65	34,685	—
Common stock issued for $ .05 a share on June 7, 2006	1,000,000	100	49,900	—
Common stock issued for conversion of note principal and interest during the year ended February 28, 2007	4,720,266	472	261,363	—
Net loss for the year ended February 28, 2007	—	—	—	(259,473)

Balance, February 28, 2007	37,189,257	$3,719	$2,871,947	$(3,919,570)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(259,473)	$(715,023)
Adjustments to reconcile net loss to cash provided by operating activities:
Loss on note receivable	—	125,000
Expenses paid directly by related party creditors	18,345	190,601
Loss on disposal of fixed assets and investment in LLC	46,363	3,882
Depreciation	3,702	9,976
Common stock issued for services and expenses	34,750	402,531
Decrease in accounts receivable	994	2,882
Increase in prepaid expenses and deposits	(6,006)	—
Increase (decrease) in accounts payable and accrued expenses	37,930	(162,778)
Decrease in deferred revenue	—	(10,000)

Net cash used by operating activities:	(123,395)	(152,929)

Cash flows from investing activities:
Purchase of property and equipment	(483)	—
Film development costs capitalized	(250,686)	—
Investment in Car Pool Guy Partners, LLC	—	(22,363)

Net cash used by investing activities	$(251,169)	$(22,363)

The accompanying notes are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDED FEBRUARY 28, 2007 AND 2006

	2007	2006
Cash flows from financing activities:
Issuance of common stock	$50,000	$85,800
Proceeds from related party borrowings	199,975	78,323
Repayment of related party borrowings	(6,000)	—
Proceeds from related party advances	17,000	—
Proceeds from film participation interests	120,000	—

Net cash provided by financing activities	380,975	164,123

Net increase (decrease) in cash	6,411	(11,169)
Cash, beginning of period	391	11,560

Cash, end of period	$6,802	$391

Interest paid	$—	$—

Income taxes paid	$1,600	$800

Common shares issued to purchase film rights and scripts	$—	$62,500

Common shares issued to retire notes payable and interest	$261,835	$328,912

Accounts payable and accrued expenses converted to notes payable	$—	$234,155

Common shares issued to pay Company expenses	$34,750	$364,465

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

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand.

b.	Principles of Consolidation

The consolidated financial statements contain the accounts of the company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Notes to Consolidated Financial Statements - Continued

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

Notes to Consolidated Financial Statements - Continued

j.	Fair Value of Financial Instruments

The amounts reported for cash, receivables, accounts payable, and other financial instruments, none of which are held for trading purposes, are considered to approximate fair values based upon comparable market information available at the respective balance sheet date.

2.	Revenues

For the years ended February 28, 2007 and 2006, the Company has recognized $5,875 and $50,000 of revenues, respectively. $5,875 was earned in fiscal year ending February 28, 2007 for developing a game show called “Carry Your Weight”. $50,000 was earned in fiscal year ending February 28, 2006 for producing the movie “Car Pool Guy”. See note 4 for information related to the joint venture with Car Pool Guy Partners, LLC.

3.	Film Development Costs

At February 28, 2007 and 2006, the Company has capitalized $317,186 and $66,500, respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna On Demand”. At February 28, 2007, $250,686 has been capitalized for the production of this movie. On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”.

4.	Investment in Limited Liability Company

At February, 28, 2007 and 2006, the Company has an investment of $-0- and $46,363 in Car Pool Guy Partners, LLC, respectively. The movie “Car Pool Guy” was not successful. At February 28, 2007, the investment of $46,363 in Car Pool Guy Partners, LLC has been determined to have been impaired and accordingly has been completely expensed in the accompanying statement of operations.

Two stockholders’ of the Company are also one-third owners each in the LLC. The investment has been accounted for by the cost method because the Company’s contributions are approximately 10% of the equity in the LLC.

Notes to Consolidated Financial Statements - Continued

5.	Investment in NFPMW, LLC

On August 17, 2004, the Company received a 25% interest in NFPMW, LLC. The LLC was created so that if the reality television show pilot that the Company produced in 2004 is sold to one of the television networks, the Company is to receive 25% of the future profits from the joint venture. At February 28, 2007 and 2006, the investment in the LLC is $-0-. The Company has made no capital contributions to the LLC and the LLC has had no income or loss since inception.

6.	Property and Equipment

Property and equipment comprises the following at February 28, 2007 and 2006:

	2007	2006
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	54,836

	38,774	57,390
Less: accumulated depreciation	32,854	48,281

Property and equipment, net	$5,890	$9,109

Depreciation expense for the years ended February 28, 2007 and 2006 was $3,702 and $9,976, respectively.

7.	DOD, LLC (wholly-owned Subsidiary)

On February 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and a wholly-owned subsidiary of the Company). The purpose of the LLC is the production and exploitation of a motion picture entitled Donna On Demand. Contributions to the LLC are characterized in three forms. First, a note payable in the amount of $100,000. The amount has been included as note payable, stockholders in the accompanying financial statements. The note is unsecured, bears interest at 6% per annum and is due on demand.

Second, advances from shareholders have been received in the amount of $17,000. They have been included in the accompanying financial statements as Related Party Advances. The advances are unsecured, bear no interest and have no regularly scheduled payments.

Notes to Consolidated Financial Statements - Continued

Third, additional advances from investors have been received in the amount of $120,000. They have been included in the accompanying financial statements under the caption Film Participation Interests. The film participation interests are unsecured, bear no interest and have no regularly scheduled payments. In exchange for advancing the LLC $120,000 to produce the movie, the Company granted the participation interest holders the right to receive a pro-rata share of the LLC’s net profits as further described below.

The contributors to the LLC have further agreed to the following priority as it pertains to the distribution of the net profits from the LLC. The first priority is for the repayment of principal and interest to the note payable, shareholder referred to above in the amount of $100,000. The second priority after repaying all of the note payable, shareholder is to repay the related party advances in the amount of $17,000 as referred to above. The third priority is for the repayment of the participation interests amounting to $120,000.

Net profits remaining after the aforementioned repayments are to be split as follows:

45%	to	DOD, LLC or its assignees;
52%	to	the participation interests; and
3%	to	a pool for the talent used in the project

8.	Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and director of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At February 28, 2007 and 2006, the outstanding balance is $182,622.

9.	Note Payable, Stockholders

Stockholder notes payable consist of the following at February 28, 2007 and 2006:

	2007	2006
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% on $340,000, the note is unsecured and due on demand	$465,727	$411,062

Notes to Consolidated Financial Statements - Continued

	2007	2006
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due July 17, 2006	—	180,000
Notes payable to four individuals, also stockholders of the Company, interest is being charged at 6%, the notes are unsecured and due on demand	110,675	66,700
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand, see note 7	100,000	—

	$693,117	$674,477

10.	Notes Payable

Notes payable consist of the following at February 28, 2007 and 2006:

	2007	2006
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due October 1, 2005	$—	$24,000
Note payable to an individual, interest is being charged at 6%, the note is unsecured and due September 6, 2006	—	44,155

	$—	$68,155

Notes to Consolidated Financial Statements - Continued

11.	Issuance of Common Stock

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

On April 6, 2006, the company entered into a note payable conversion agreement. A $44,155 note payable was reduced to $10,000 by issuing 166,166 shares of common stock. The note payable was reduced by $34,155 which resulted in the shares being valued at $.20 per share.

Notes to Consolidated Financial Statements - Continued

On April 6, 2006, the Company issued 150,000 shares of its common stock to an individual that provided consulting services. The consulting services are valued at $9,750 or $.065 per share.

On June 7, 2006, the Company sold 1,000,000 shares of its common stock at $.05 per share for a total amount of $50,000.

On July 18, 2006, the Company entered into two promissory note conversion agreements. $227,680 of note principal was converted into 4,553,600 shares of common stock at $.05 per share.

On July 18, 2006, the Company issued its chief executive officer 500,000 shares of common stock at $.05 per share for a total of $25,000 as compensation for work provided on various projects.

12.	Stock Options

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

The compensation cost that has been charged against income for the stock options issued was $-0- for the fiscal years ending February 28, 2007 and 2006.

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

Notes to Consolidated Financial Statements - Continued

	Year ending February 28, 2007	Year ending February 28, 2006
Expected volatility	.1%	.1%
Weighted-average volatility	.1%	.1%
Expected dividends	0%	0%
Expected terms (in years)	1-3	1-3
Risk-free rate	4%-6%	3.5%-6%

A summary of option activity under the Plan as of February 28, 2007 and 2006, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2005	—	$—
Granted	3,500,000.25
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 28, 2006	3,500,000	$.25	2.6	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	1,000,000.25

Outstanding at February 28, 2007	2,500,000	$.25	1.6	$—

Exercisable at February 28, 2007	2,500,000	$.25	1.6	$—

The weighted-average grant-date fair value of options granted during the years ending February 28, 2007 and 2006 was $-0-. The total intrinsic value of options exercised during the years ended February 28, 2007 and 2006 was $-0-.

13.	Income Taxes

The provision for income tax consists of the following components at February 28, 2007 and 2006:

	2007	2006
Current:
Federal income taxes	$—	$—
State income taxes	800	1,600
Deferred	—	—

	$800	$1,600

Notes to Consolidated Financial Statements - Continued

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	February 28, 2007	February 28, 2006
Expected tax benefit using regular rates	$(87,677)	$(242,836)
State minimum tax	800	1,600
Valuation allowance	87,677	242,836

Tax Provision	$800	$1,600

Due to the Company transitioning from a development stage company to an operating company and incurring net operating losses, a valuation allowance has been provided to reduce deferred tax assets to the amount that is more likely to be realized. The net deferred tax assets consist of the following components:

	February 28, 2007	February 28, 2006
Deferred tax assets	$1,282,892	$1,194,519
Valuation allowance	(1,282,892)	(1,194,519)
Deferred tax liabilities	—	—

Net deferred tax assets	$—	$—

The Company has loss carryforwards totaling $3,049,570 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

Operating Losses
2020	$380,704
2021	128,030
2022	125,383
2023	657,670
2024	921,821
2025	578,518
2026	257,444

$3,049,570

In addition, the Company has a $125,000 capital loss carryover for fiscal year ending February 28, 2006. The capital loss carryover expires, if not used, in 2011.

Notes to Consolidated Financial Statements – Continued

14.	Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss of $259,473 during year ended February 28, 2007 and accumulated losses of $3,919,570 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,366,980 at February 28, 2007. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

15.	Subsequent Events

On March 16, 2007, the Company sold 1,000,000 shares of its common stock at $.10 per share for a total amount of $100,000.

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 300,000 shares of its common stock upon signing the agreement and 50,000 shares on the 1st day of the second month of the agreement and 50,000 shares on the 1st day of the third month of the agreement.

The 300,000 shares issued on April 4, 2007 were valued at $.26 per share or $78,000 and will be expensed as investor relations in the statement of operations.

16.	Litigation

The Company has had a claim filed against them for non-payment of services provided. The Company has agreed to pay $50,000 for web site development and maintenance. If the Company violates the agreement, an additional $115,500 could be owed.

At February 28, 2007, $33,000 is included in accounts payable and accrued expenses. As part of the agreement, the Company will pay $500 a month for eleven months starting December 1, 2006 with a payment of $15,000 due on December 1, 2007 and the entire balance due December 1, 2008.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not had any disputes or disagreements with Burnham & Schumm, P.C., our independent outside auditors, which have been engaged by the Company since May 2003.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that a company files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We maintain disclosure controls and procedures designed to ensure that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, under the supervision and with the participation of our chief executive officer, who was also our principal financial officer as of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our chief executive officer and principal financial officer concluded that as of February 28, 2007, the design and operation of our disclosure controls and procedures are effective in timely communicating to them the material information relating to us required to be included in our periodic SEC filings.

Changes in Internal Controls over Financial Reporting

There were no significant changes made in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter that that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and principal financial officer have determined that as of February 28, 2007, our disclosure controls were effective at that “reasonable assurance” level. Our management, including our chief executive officer and principal financial officer, do not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

None.

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

There have been no material changes to the procedures by which stockholders can nominate directors. The Board of Directors has no nominating, compensation, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.

The following table sets forth certain information regarding executive officers and directors of the Company as of February 28, 2007:

Name	Age	Position
Corbin Bernsen	52	Chief Executive Officer, President, Secretary and a Director
George Mainas	62	Director

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

Board of Directors

The Company’s organizational documents authorize five board members, two of which are currently filled by Mr. Bernsen and Mr. Mainas. The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures. The Company does not anticipate compensating its directors for board or committee participation or other service to the Company at this time

Section 16(A) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the period ended February 28, 2007, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

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

ITEM 10.	EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended February 28, 2007 by our Chief Executive Officer. The Company did not have any executive officer at February 28, 2007 whose combined salary and bonus exceeded $100,000 during the year ending February 28, 2007. We refer to our Chief Executive Officer as our “named executive officer” elsewhere in this report.

Name and Principal Position	Salary	Bonus	Option Awards	All Other Compensation	Total
Corbin Bernsen, CEO	$0	$0	$0	$0	$0

Compensation Discussion and Analysis

The Company has one executive officer, Corbin Bernsen. Mr. Bernsen is also a director of the Company. The Board of Directors also serves as the Company’s compensation committee. The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Company has no pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

Grants of Plan-Based Awards

The Company does not have an equity or stock option plan, and the Company did not grant any equity to it named executive officer during the fiscal year ended February 28, 2007.

Outstanding Equity Awards At February 28, 2007

The following table sets forth certain information regarding equity awards granted to our named executive officer outstanding as of February 28, 2007:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Corbin Bernsen	1,000,000	0	$.25	October 1, 2008	(1)

(1)	The options expire the earlier of October 1, 2008 or six (6) months after Mr. Bernsen ceases to be on the Board of Directors of the Company.

Option Exercises and Stock Vested

Our named executive officer did not exercise any stock options or have any stock awards subject to vesting during the year ended February 28, 2007.

Pension Benefits

Our named executive officer did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended February 28, 2007.

Nonqualified Deferred Compensation

Our named executive officer did not earn any nonqualified compensation benefits from us during the year ended February 28, 2007.

Employment Contracts

The Company has no employment contracts with our named executive officers. The Company has not adopted any compensation policies.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of May 8, 2007 regarding the beneficial ownership of our common stock with respect to (i) any person known to us on the basis of filings with the Securities and Exchange Commission to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2)
Directors and Executive Officers
Corbin Bernsen	6,500,000	(3)	15.85%
George Mainas	6,959,885	(4)	16.97%
All directors and executive officers as a group (2 persons)	13,459,885	(5)	32.84%
5% Stockholders
Thomas. A. Szabo P.O. Box 2035 Rancho Sante Fe, California 92067	3,500,000		8.53%
Michael Wittlin 141 Normandy Court Presto, Pennsylvania 15142	5,853,600		14.28%

(1)	The address for Mr. Bernsen and Mr. Mainas is c/o Public Media Works, Inc., 14759 Oxnard Street, Van Nuys, California 91411.

(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 38,489,257 shares of common stock outstanding as of May 8, 2007, and 2,500,000 warrants or options exercisable within 60 days of May 8, 2007. The share ownership of Mr. Szabo and Mr. Mainas was as reported in their filings with the SEC in which they reported their beneficial ownership and/or the Company’s shareholder list as of May 8, 2007.

(3)	Includes 1,000,000 shares of common stock issuable upon the exercise of outstanding stock options.

(4)	Includes 1,000,000 shares of common stock issuable upon the exercise of outstanding stock options.

(5)	Includes 2,000,000 shares of common stock issuable upon the exercise of outstanding stock options.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions. Since March 1, 2006, we have not had any transactions in which any of our related persons had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%. The promissory note is payable on demand. As of February 28, 2007, the Company had an outstanding balance of $646,102 under the promissory note, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expired on August 17, 2005. The outstanding balance on this account as of February 28, 2007 was $218,401, including accrued interest. The amount outstanding under this letter of credit is payable on demand.

Mr. Bernsen, the Company’s CEO and a director, has loaned the Company $36,390 as of February 28, 2007. This loan bears interest at 6%.

The Company and Mr. Mainas executed a Subscription Agreement dated June 7, 2006 pursuant to which Mr. Mainas agreed to purchase 1,000,000 shares of Company Common Stock at the price of $.05 per share. Effective July 18, 2006, the Company and Mr. Bernsen entered into a Note Conversion Agreement pursuant to which Mr. Bernsen converted the amounts payable under the June 7, 2006 Promissory Note in the principal amount of $50,000 into 1,000,000 shares of Company Common Stock, and an Assignment Agreement pursuant to which Mr. Bernsen assigned all of his right, title and interest in certain television and film projects to the Company, and the Company issued Mr. Bernsen 500,000 shares of Company Common Stock.

In February 2007 the Company’s wholly owned subsidiary, DOD LLC, entered into a Film Financing Agreement with certain third parties and Mr. Bernsen, Mr. Mainas, Mr. Szabo, the Company’s former Chief Executive Officer and holder of more than 5% of the Company’s Common Stock, and Jeanne Cooper, Mr. Bernsen’s mother, for the financing and production of the film “Donna on Demand”. Mr. Bernsen, Mr. Mainas, and Mr. Szabo each contributed $12,000 towards the production of the film, and Ms. Cooper contributed $24,000 towards the production of the film and loaned $100,000 to DOD LLC. Under the terms of the Film Financing Agreement, Ms. Cooper is to receive 12%, and each of Mr. Bernsen, Mr. Mainas and Mr. Szabo are to receive 5%, of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of Ms. Cooper’s $100,000 debt with interest; the repayment of $120,000 to the investors; and the payment of up to $100,000 in back and front end deferrals. The description of the terms of the film financing agreement is qualified by reference to the complete copy of such agreement which is filed as an exhibit to this report and incorporated herein by reference.

The Company does not maintain a formal conflicts of interest policy with respect to related and/or affiliated parties.

Director Independence. We currently have only two directors, Mr. Corbin Bernsen and Mr. George Mainas. Mr. Bernsen also serves as our chief executive officer. As of May 8, 2007, Mr. Bernsen beneficially owns 15.85% of our outstanding shares of common stock, and Mr. Mainas beneficially owns 16.97% of our outstanding shares of common stock. Neither Mr. Bernsen nor Mr. Mainas are considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description

2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (6)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment of Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Amended Bylaws (6)

10.9	Promissory Note with George Mainas dated August 30, 2000 (4)

10.10	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (4)

10.21	Agreement between the Company and Mike Wittlin dated June 1, 2004 (5)

10.22	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (6)

10.29	Separation Agreement and General Release Agreement with Michael Wittlin dated July 18, 2005 (7)

10.30	Promissory Note Conversion Agreement with Michael Wittlin dated July 18, 2005 (7)

10.31	Promissory Note with Michael Wittlin dated July 18, 2005 (7)

10.36	Option Agreement dated October 1, 2005 with George Mainas (8)

10.37	Option Agreement dated October 1, 2005 with Corbin Bernsen (8)

10.38	Option Agreement dated October 1, 2005 with Thomas Szabo (8)

10.39	Option Agreement dated October 1, 2005 with Steven James Davis, A Professional Corporation (8)

10.40	Asset Purchase Agreement dated December 21, 2005 between the Company, Stephen Brown and Milagro Entertainment, Inc. (9)

10.41	Employment Agreement dated December 21, 2005 with Stephen Brown (9)

10.42	Option Agreement dated December 21, 2005 with Stephen Brown (9)

10.43	Restricted Stock Agreement dated December 21, 2005 with Stephen Brown (9)

10.44	Termination of Consulting Agreement and Modification of Option Agreement dated December 21, 2005 with Thomas Szabo (9)

10.45	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with Corbin Bernsen (9)

10.46	Termination of Employment Agreement and Modification of Option Agreement dated December 21, 2005 with George Mainas (8)

10.47	Promissory Note in favor of Stephen Brown dated April 6, 2006 (10)

10.48	General Release Agreement with Stephen Brown dated April 14, 2006 (10)

10.49	Forbearance Agreement with Savvior Technology Solutions dated May 10, 2006 (10)

10.50	Promissory Note with Corbin Bernsen dated June 7, 2006 (10)

10.51	Subscription Agreement with George Mainas Dated June 7, 2006 (10)

10.52	Note Conversion Agreement with Mr. Bernsen dated July 11, 2006 (11)

10.53	Assignment Agreement with Mr. Bernsen dated July 11, 2006 (11)

10.54	Settlement Agreement with Michael Wittlin dated July 18, 2006 (11)

10.55	Note Conversion Agreement with Michael Wittlin dated July 18, 2006 (11)

10.56	Consulting Agreement with CRG Partners, Inc. dated April 4, 2007(12)

10.57	Consulting Agreement with Securities Compliance Inc. and Mark Smith dated May 16, 2007(13)

10.58	Operating Agreement for DOD LLC dated January 11, 2007 (14)

10.59	Film Financing Agreement for DOD LLC dated February 7, 2007 (14)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (3)

21	Listing of Subsidiaries (14)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer (14)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer (14)

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer (14)

32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer (14)

(1)	Incorporated by reference from the Company’s Form 10-SB, as filed on March 9, 2000.

(2)	Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.

(3)	Incorporated by reference from the Company’s Form 10K-SB, as filed on August 18, 2004.

(4)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.

(5)	Incorporated by reference from Amendment No. 1 to the Company’s quarterly report on Form 10-QSB, as filed August 25, 2004.

(6)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.

(7)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended May 31, 2005, as filed on July 20, 2005.

(8)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended August 31, 2005, as filed on October 24, 2005.

(9)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended November 30, 2005, as filed on January 23, 2006.

(10)	Incorporated by reference from the Company’s annual report on Form 10-KSB for the period ended February 28, 2007 as filed on June 13, 2007

(11)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the quarterly period ended May 31, 2006 as filed on July 20, 2006

(12)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 6, 2007

(13)	Incorporated by reference from the Company’s report on Form 8-K, as filed on May 23, 2007

(14)	Incorporated herein by reference.

(b) Reports on Form 8-K

The Company filed a Form 8-K on April 6, 2007 regarding its execution of a consulting agreement for investor communication and public relations services with CRG Partners, Inc.

The Company filed a Form 8-K on May 23, 2007 regarding its execution of a consulting agreement for financial services and appointment of Mark Smith as our Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $23,372 and $19,102, respectively, to its principal accountant for the audit of its annual financial statements and review of its financial statements included in its Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal years ended February 28, 2007 and February 28, 2006.

Audit-Related Fees

The Company paid an aggregate of $0 to its principal accountant for assurance and related services by its principal accountant that were reasonably related to the performance of the audit of review of its financial statements (and were not reported herein) for the fiscal years ended February 28, 2007 and February 28, 2006.

Tax Fees

The Company paid an aggregate of $1,500 and $2,100, respectively, to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 28, 2007 and February 28, 2006. Such services comprised the following: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 28, 2007 and February 28, 2006.

Audit Committee Pre-Approval Policies

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. The Board of Directors has approved all of the fees paid and identified herein to the Company’s principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: June 11, 2007	/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Corbin Bernsen Corbin Bernsen	Chief Executive Officer, President, and Secretary	June 11, 2007

/s/ Mark Smith Mark Smith	Chief Financial Officer	June 11, 2007

/s/ George Mainas George Mainas	Director	June 11, 2007