Form 10QSB
period 2007-05-31
PUBLIC MEDIA WORKS INC
filed 2007-07-19
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007.

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 0-29901

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

On July 13, 2007, the registrant had outstanding 1,924,463 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

Note Regarding Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains statements relating to future results of Public Media Works, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s limited operating history; the Company’s lack of revenue; the Company’s immediate need for additional capital to continue as a going concern; the Company’s inability to meet its current and long-term debt obligations; the price of the Company’s common shares and the lack of a trading market for such shares; risk related to litigation; competition; dependency on effective information systems, and dependency on key personnel, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings including those contained in our most recent Form 10KSB. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law.

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PUBLIC MEDIA WORKS, INC.

Form 10-QSB

For the Quarter Ended May 31, 2007

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Public Media Works, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	May 31, 2007	February 28, 2007
Assets
Current assets:
Cash and cash equivalents	$2,959	$6,802
Prepaid expenses	—	6,006
Loans to unconsolidated subsidiaries	1,120	—

Total current assets	4,079	12,808

Property and equipment, net	5,140	5,890

Other assets:
Film development costs	325,116	317,186

Total other assets	325,116	317,186

Total assets	$334,335	$335,884

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$109,618	$141,215
Accrued interest, stockholders	241,332	225,834
Notes payable, stockholders	695,617	693,117
Notes payable, line of credit, related party	182,622	182,622
Related party advances	22,500	17,000
Film participation interests	120,000	120,000

Total current liabilities	1,371,689	1,379,788

Stockholders’ equity (deficiency):
Capital stock $.0001 par value, 100,000,000 shares authorized 1,924,463 and 1,859,463 issued and outstanding	192	3,719
Additional paid-in capital	3,053,473	2,871,947
Accumulated deficit	(4,091,019)	(3,919,570)

Total stockholders’ equity (deficiency	(1,037,754)	(1,043,904)

Total liabilities and stockholders’ equity (deficiency)	$334,335	$335,884

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended May 31, 2007	Three months ended May 31, 2006
Revenue	$—	$—

Expenses:
Advertising and promotion	6,175	—
Consulting services	7,250	9,750
Depreciation	750	2,500
Investor relations	78,000	—
Office expenses	1,264	38
Miscellaneous	359	2,140
Professional fees	43,631	23,505
Rent	5,400	5,400
Salaries and related expenses	7,220	—
Telephone and utilities	1,600	3,530
Travel and entertainment	2,202	2,117
Web site development costs	1,000	16,556

	154,851	65,536

Loss from operations	(154,851)	(65,536)

Other income (expense):
Interest expense	(14,998)	(15,285)

Loss from continuing operations before income taxes	(169,849)	(80,821)
Provision for income taxes	1,600	800

Net Loss	(171,449)	(81,621)
Accumulated deficit, beginning of period	(3,919,570)	(3,660,097)

Accumulated deficit, end of period	$(4,091,019)	$(3,741,718)

Earnings (loss) per share: Loss, basic and diluted	(0.09)	(0.05)

Weighted average number of shares outstanding, basic and diluted	1,910,061	1,549,691

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended	Three months ended
	May 31, 2007	May 31, 2006
Cash provided by (used in):
Operations:
Loss from Continuing Operations	$(171,449)	$(81,621)
Items not involving cash:
Depreciation	750	2,500
Common stock issue for services	78,000	9,750
Change in non-cash operating working capital:
Loans to unconsolidated subsidiaries	(1,120)	—
Accounts receivable	—	994
Prepaid expenses	6,006	(6,746)
Accounts payable and accrued expenses	(16,100)	(28,799)

Cash flows (used in) operations	(103,913)	(103,922)
Investments:
Film development costs capitalized	(7,930)	—

Cash flows (used in) investing activities	(7,930)	—
Financing:
Issuance of common stock	100,000	50,000
Proceeds from related party borrowings	14,000	57,475
Payment of related party borrowings	(12,000)	—
Proceeds from related party advances	6,000	—

Cash flows provided by financing activities	108,000	107,475

Net increase (decrease) in cash and cash equivalents	(3,843)	3,553
Cash and cash equivalents, beginning of period	6,802	391

Cash and cash equivalents, end of period	$2,959	$3,944

Supplementary information:
Interest paid	$1,000	$—
Income taxes paid	$800	$—
Common shares issued to pay company expenses	$78,000	$9,750
Common shares issued to retire note payable and interest	$—	$34,154

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements (Unaudited)

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

In January 2007, the Company formed DOD LLC, a California Limited Liability Company and wholly-owned subsidiary, for the financing and production of the film “Donna On Demand”.

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

2. REVENUES

For the periods ended May 31, 2007 and 2006, the Company had no revenue.

3. FILM DEVELOPMENT COSTS

At May 31, 2007 and February 28, 2007, the Company has capitalized $325,116, and $317,186, respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna On Demand” and at May 31, 2007, $255,816 has been capitalized for the production of this movie. On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. In the quarter ending May 31, 2007, the Company paid $2,800 for development of the “3 Day Test” movie script.

4. INVESTMENT IN LIMITED LIABILITY COMPANIES

At May 31, 2007, the Company is a member of three LLCs, DOD LLC, 3 Day Test LLC and Dead Air LLC. The Company has made no capital contributions to 3 Day Test LLC and Dead Air LLC and had no income or loss to recognize from those LLC’s. The Company owns 100% of 3 Day Test LLC and approximately 30% of Dead Air LLC (see note 5 regarding DOD LLC).

5. DOD, LLC (WHOLLY-OWNED SUBSIDIARY)

In January 2007, the Company formed DOD, LLC (a California Limited Liability Company and a wholly-owned subsidiary of the Company). The purpose of the LLC is the production and exploitation of a motion picture entitled Donna On Demand. Contributions to the LLC are characterized in three forms. First, a note payable in the amount of $100,000. The amount has been included as note payable, stockholders in the accompanying financial statements. The note is unsecured, bears interest at 6% per annum and is due on demand.

Second, advances from shareholders have been received in the amount of $22,500. They have been included in the accompanying financial statements as Related Party Advances. The advances are unsecured, bear no interest and have no regularly scheduled payments.

Third, additional advances from investors have been received in the amount of $120,000. They have been included in the accompanying financial statements under the caption Film Participation Interests. The film participation interests are unsecured, bear no interest and have no regularly scheduled payments. In exchange for advancing the LLC $120,000 to produce the movie, the Company granted the participation interest holders the right to receive a prorata share of the LLC’s net profits as further described below.

The contributors to the LLC have further agreed to the following priority as it pertains to the distribution of the net profits from the LLC. The first priority is for the repayment of principal and interest to the note payable, shareholder referred to above in the amount of $100,000. The second priority after repaying all of the note payable, shareholder is to repay the related party advances in the amount of $22,500 as referred to above. The third priority is for the repayment of the participation interests amounting to $120,000.

Net profits remaining after the aforementioned repayments are to be split as follows:

45% to DOD, LLC or its assignees;

52% to the participation interests; and

3% to a pool for the talent used in the project.

6. PROPERTY AND EQUIPMENT

Property and equipment comprises the following at May 31, 2007 and February 28, 2007:

	May 31	February 28
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	36,190

	38,774	38,774
Less: accumulated depreciation	33,604	32,854

Property and equipment, net	$5,140	$5,890

Depreciation expense for the years periods ended May 31, 2007 and 2006 was $750 and $2,500, respectively.

7. NOTE PAYABLE, LINE OF CREDIT, RELATED PARTY

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and director of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At May 31, 2007 and February 28, 2007, the outstanding balance is $182,622.

8. NOTE PAYABLE STOCKHOLDERS

Stockholder notes payable consist of the following at May 31, 2007 and February 28, 2007:

	May 31	February 28
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% on $340,000, the note is unsecured and currently due	$470,727	$465,727

Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715

Notes payable to four individuals, also stockholders of the Company, interest is being charged at 6%, the notes are unsecured and due on demand	108,175	110,675

Notes payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	100,000	100,000

	$695,617	$693,117

9. ISSUANCE OF COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On June 28, 2007, the Company amended its Certificate of Incorporation to effect a 20 for 1 reverse stock split. The reverse stock split has been retroactively applied in the accompanying financial statements.

On April 6, 2006, the company entered into a note payable conversion agreement. A $44,155 note payable was reduced to $10,000 by issuing 8,308 shares of common stock. The note payable was reduced by $34,155 which resulted in the shares being valued at $4.00 per share.

On April 6, 2006, the Company issued 7,500 shares of its common stock to an individual that provided consulting services. The consulting services are valued at $9,750 or $1.30 per share.

On June 7, 2006, the Company sold 50,000 shares of its common stock at $1.00 per share for a total amount of $50,000.

On July 18, 2006, the Company entered into two promissory note conversion agreements. $227,680 of note principal was converted into 227,680 shares of common stock at $1.00 per share.

On July 18, 2006, the Company issued its chief executive officer 25,000 shares of common stock at $1.00 per share for a total of $25,000 as compensation for work provided on various projects.

On March 16, 2007, the Company sold 50,000 shares of its common stock at $2.00 per share for a total amount of $100,000.

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. under which it issued 15,000 shares of its common stock. The shares were valued at $5.20 or $78,000 and is expensed as investor relations in the statement of operations.

10. STOCK OPTIONS

On October 1, 2005, the Company issued stock options to two members of its management. Each of the two individuals received the right to purchase up to 50,000 shares of the Company’s common stock at $5.00 per share. The stock options expire on October 1, 2008 or six months after the individual terminates its affiliation with the Company’s board of directors, whichever comes first. In addition, the Company granted its legal counsel stock options to purchase up to 25,000 shares of its common stock at $5.00 per share. These stock options expire on October 1, 2008. All of the stock options vested on October 1, 2005.

The compensation cost that has been charged against income for the stock options issued was $-0- for the quarter ending May 31, 2007 and the year ending February 28, 2007.

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

	Quarter ending May 31, 2007
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-2
Risk-free rate	3.5	%-6%

A summary of option activity under the Plan as of May 31, 2007, and changes during the quarter ending May 31, 2007 is presented below:

Options	Weighted- Average Exercise Shares	Weighted- Average Remaining Contractual Price	Term	Aggregate Intrinsic Value
Outstanding at February 28, 2007	125,000	$5.00
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited or expired	-0-	-0-

Outstanding at May 31, 2007	125,000	$5.00	1.3	$—

Exercisable at May 31, 2007	125,000	$5.00	1.3	$—

The weighted-average grant-date fair value of options granted during the quarter ending May 31, 2007 was $-0-. The total intrinsic value of options exercised during the quarter ended May 31, 2006 was $-0-.

11. INCOME TAXES

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $800 has been reported in the statement of operations for the periods ended May 31, 2007 and 2006, respectively. The Company has loss carryforwards totaling $3,049,570 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2026. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

12. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $171,449 during the period ended May 31, 2007 and accumulated losses of $4,091,019 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,367,610 at May 31, 2007. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

13. SUBSEQUENT EVENTS

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. As of June 12, 2007, a majority of the voting power of the Company’s common stock had approved a resolution authorizing the Board of Directors of the Company, in its sole discretion, to amend the Company’s Certificate of Incorporation, if at all, at any time prior to July 6, 2007 to effectuate the consolidation. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with State of Delaware effectuating the reverse stock split as of June 28, 2007.

14. LITIGATION

The Company has had a claim filed against them for non-payment of services provided. The Company has agreed to pay $50,000 for web site development and maintenance. If the Company violates the agreement, an additional $115,500 could be owed. At May 31, 2007, $33,000 is included in accounts payable and accrued expenses. As part of the agreement, the Company will pay $500 a month for eleven months starting December 1, 2006 with a payment of $15,000 due on December 1, 2007 and the entire balance due December 1, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

The Company did not generate any revenues during the quarter ending May 31, 2007 or the quarter ending May 31, 2006.

The Company’s operating expenses for the quarter ending May 31, 2007 were $154,851, compared to operating expenses of $65,536 for the quarter ending May 31, 2006. This increase in operating expenses is largely attributed to the increase in professional fees of $20,126 and the issuance of common stock for investor relations valued at $78,000.

The Company had a net loss of ($171,449) for the quarter ending May 31, 2007, compared to a net loss of ($81,621) for the quarter ending May 31, 2006. The increase in net loss is principally attributed to the increase in operating expenses discussed above. The Company reported a cumulative net loss of ($4,091,019) from March 3, 2000 (inception of Burnam Management) through May 31, 2007.

The Company’s net cash used by operating activities did not change from $103,922 for the quarter ending May 31, 2006 to $103,913 for the quarter ending May 31, 2007.

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of May 31, 2007, the Company has an aggregate outstanding balance of $1,262,071 under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of May 31, 2007, the Company had an outstanding balance of $660,380 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of May 31, 2007 was $222,510 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of May 31, 2007, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

4. In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of May 31, 2007, the balance due to Mr. McCarl was $11,141.

5. Thomas Szabo has loaned the Company $61,700. This loan bears interest at 6% and is due on demand. As of May 31, 2007, the balance due to Mr. Szabo under this loan was $68,397, including accrued interest.

6. As of May 31, 2007, Mr. Bernsen, the Company’s CEO and a director, had loaned the Company $36,475. This loan bears interest at 6%. As of May 31, 2007, the balance due to Mr. Bernsen under this loan was $38,426, including accrued interest.

7. As of May 31, 2007, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to Jeanne Cooper in the amount of $102,002 including accrued interest; an outstanding debt obligation to Mr. Mainas and Mr. Bernsen in the amount of $22,500; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”. Jeanne Cooper is the mother of Mr. Bernsen.

The Company’s former CEO and Chairman of the Board loaned the Company $44,155 as of February 28, 2006. This loan was subsequently memorialized in a Promissory Note dated April 6, 2006 which was assigned to a third party. Effective April 14, 2006, the Company entered into an agreement with the third party under which the third party agreed that all of the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006. The note was paid in full by the Company in April 2007.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding debt obligations.

The proceeds from these notes and the line of credit were used to meet the general working capital needs of the Company. The Company’s general monthly expenses for period ended May 31, 2007 were approximately $50,000.

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

Liquidity

At May 31, 2007 our total assets were $334,335, compared to $335,884 at February 28, 2007. At May 31, 2007, our current assets totaled $4,079 and our current liabilities were $1,371,689, as compared to current assets of $12,808 and current liabilities of $1,379,788 at February 28, 2007. Our stockholders’ equity at May 31, 2007 was ($1,037,354), compared to stockholders’ equity at February 28, 2007 of ($1,043,904).

As of May 31, 2007, the Company had a cash balance of $2,959. Although the Company has substantially minimized its monthly operating expenses and Mr. Bernsen is not currently paid any salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects

Subsequent Events

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. As of June 12, 2007, a majority of the voting power of the Company’s common stock had approved a resolution authorizing the Board of Directors of the Company, in its sole discretion, to amend the Company’s Certificate of Incorporation, if at all, at any time prior to July 6, 2007 to effectuate the consolidation. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the State of Delaware effecting the 20 to 1 reverse stock split as of June 28, 2007.

In March 2007 the Company executed a non-binding term sheet with Antibody Films Development, LLC and its principals outlining the terms for the Company’s purchase of Antibody Films Development, LLC (“Antibody Films”). On June 25, 2007 the Company withdrew its term sheet offer regarding the acquisition of Antibody Films by the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Under the supervision of our Chief Executive Officer we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of May 31, 2007 the design and operation of such disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

In March 2006, Savvior Technology Solutions (“Savvior”) filed a complaint against the Company in the United States District Court for the Western District of Pennsylvania for a breach of contract action in the amount of $165,500 under the terms of the Sales Agreement dated October 2004 with the Company. Savvior alleged nonpayment of invoices in the amount of $109,500, and damages for sums due through the remaining term of the Agreement of an additional $56,000 for such future periods. The Company and Savvior entered into a Forbearance Agreement dated May 10, 2006 pursuant to which Savvior dismissed the lawsuit without prejudice and agreed to forbear from re-filing the lawsuit for a minimum of ninety (90) days from the date of such dismissal, in exchange for the Company’s payment of $10,000. Under the terms of the Forbearance Agreement, both parties retained all claims, rights and defenses they have against one another regarding the lawsuit and underlying agreement. On October 2, 2006, the Company and Savvior exchanged e-mail correspondence outlining the following agreed upon settlement terms: (i) the total outstanding balance owed to Savvior by the Company was $50,000; (ii) the Company was to make a payment in the amount of $5,000 during the week of October 2, 2006; (iii) the Company is to make monthly payments of $500 for 11 months thereafter; (iv) the Company is to make a payment of $15,000 on the 12th month after October 2006; (v) in the 13th month after October 2006, Savvior has the right to negotiate an increased monthly payment depending on the financial resources of the Company as such time; (vi) the total outstanding balance of $50,000 is to be paid in full during or before October 2008; and (vii) the Company’s noncompliance with the agreed upon settlement terms will permit Savvior to re-file the March 2006 lawsuit. As of the date of this report, the Company has complied with the settlement terms agreed upon in October 2006.

Other than as described above, there are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2007 the Company sold 50,000 shares at a price of $2.00 per share to one accredited investor in connection with a private placement. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

In April 2007 the Company issued 15,000 shares of its common stock to CRG Partners in consideration of certain investor relations services provided by CRG Partners. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 3.	Defaults Upon Senior Securities.

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of May 31, 2007, the outstanding balance, including accrued interest, under the unsecured promissory note was $660,380 and the outstanding balance, including accrued interest, under the unsecured line of credit was $222,510.

Item 4.	Submission of Matters to a Vote of Security Holders.

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. As of June 12, 2007, a majority of the voting power of the Company’s common stock had approved a resolution authorizing the Board of Directors of the Company, in its sole discretion, to amend the Company’s Certificate of Incorporation, if at all, at any time prior to July 6, 2007 to effectuate the consolidation. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the State of Delaware effectuating the 20 to 1 reverse stock split as of June 28, 2007.

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
21	List of subsidiaries

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 6, 2007 regarding its execution of a consulting agreement for investor communication and public relations services with CRG Partners, Inc.

The Company filed a Form 8-K on May 23, 2007 regarding its execution of a consulting agreement for financial services and appointment of Mark Smith as our Chief Financial Officer.

The Company filed a Form 8-K on June 28, 2007 regarding shareholder approval of a reverse stock split of the Company’s common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: July 19, 2007		/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer (principal executive officer)

Date: July 19, 2007		/s/ Mark Smith
	By:	Mark Smith
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)