Form 10QSB
period 2007-08-31
PUBLIC MEDIA WORKS INC
filed 2007-10-19
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2007

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

On October 15, 2007, the registrant had outstanding 2,141,130 shares of Common Stock, which is the registrant’s only class of common equity.

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

PUBLIC MEDIA WORKS, INC.

Form 10-QSB

For the Quarter Ended August 31, 2007

PART I

Item 1.	Financial Statements.

Public Media Works, Inc.

Condensed Consolidated Balance Sheets

	August 31, 2007	February 28, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,287	$6,802
Prepaid expenses	3,200	6,006
Loans to unconsolidated subsidiaries	4,120	—

Total current assets	28,607	12,808
Property and equipment, net	4,390	5,890

Other assets:
Film development costs	343,581	317,186

Total other assets	343,581	317,186
Total assets	$376,578	$335,884

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$82,385	$141,215
Accrued interest, stockholders	257,970	225,834
Note payable	25,000	—
Notes payable, stockholders	723,913	693,117
Notes payable, line of credit, related party	182,622	182,622
Related party advances	22,500	17,000
Film participation interests	120,000	120,000

Total current liabilities	1,414,390	1,379,788
Stockholders’ equity (deficiency)
Capital stock $.0001 par value, 100,000,000 shares authorized 2,141,130 and 1,859,463 issued and outstanding	214	186
Additional paid-in capital	3,118,452	2,875,480
Accumulated deficit	(4,156,478)	(3,919,570)

Total stockholders’ equity (deficiency)	(1,037,812)	(1,043,904)

Total liabilities and stockholders’ equity (deficiency)	$376,578	$335,884

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended August 31, 2007	Three months ended August 31, 2006
Revenue	$—	$—

Expenses:
Consulting services	(1,250)	—
Depreciation	750	2,500
Investor relations	—	—
Office expenses	1,905	30
Miscellaneous	2,655	636
Professional fees	34,230	22,674
Rent	5,400	5,400
Salaries and related expenses	866	25,000
Telephone and utilities	2,251	1,652
Travel and entertainment	3,759	461
Web site development costs	—	(2,175)

Total expenses	50,566	56,178

Loss from operations	(50,566)	(56,178)
Other income (expense):
Interest expense	(14,893)	(15,243)

Loss from continuing operations before income taxes	(65,459)	(71,421)
Provision for income taxes	—	—

Net Loss	(65,459)	(71,421)

Earnings (loss) per share:
Loss, basic and diluted	$(.03)	$(.04)
Weighted average number of shares outstanding, basic and diluted	1,959,789	1,727,630

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Six months ended August 31, 2007	Six months ended August 31, 2006
Revenue	$—	$—

Expenses:
Advertising and Promotion	5,675	—
Consulting services	6,000	9,750
Depreciation	1,500	5,000
Investor relations	78,000	—
Office expenses	3,169	68
Miscellaneous	5,010	2,703
Professional fees	77,861	46,179
Rent	10,800	10,800
Salaries and related expenses	8,086	25,000
Telephone and utilities	3,851	5,255
Travel and entertainment	4,220	2,578
Web site development costs	1,000	14,381

Total expenses	205,172	121,714

Loss from operations	(205,172)	(121,714)
Other income (expense):
Interest expense	(30,136)	(30,528)

Loss from continuing operations before income taxes	(235,308)	(152,242)
Provision for income taxes	1,600	800

Net Loss	(236,908)	(153,042)

Earnings (loss) per share:
Loss, basic and diluted	$(.12)	$(.09)
Weighted average number of shares outstanding, basic and diluted	1,934,925	1,637,658

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended August 31, 2007	Six months ended August 31, 2006
Cash provided by (used in):
Operations:
Loss from Continuing Operations	$(236,908)	$(153,042)
Items not involving cash:
Depreciation	1,500	5,000
Common stock issue for services and interest expense	78,000	34,750
Accounts payable and accrued expenses converted to notes payable	—	11,680
Change in non-cash operating working capital:
Loans to unconsolidated subsidiaries	(4,120)	—
Accounts receivable	—	994
Prepaid expenses	2,806	—
Accounts payable and accrued expenses	(26,694)	(9,161)
Increase in deferred revenue	—	2,500

Cash flows (used in) operations	(185,416)	(107,279)
Investments:
Film development costs capitalized	(26,395)	—

Cash flows (used in) investing activities	(26,395)	—
Financing:
Issuance of common stock	165,000	50,000
Proceeds from note payable	25,000	—
Proceeds from related party borrowings	42,296	59,975
Payment of related party borrowings	(12,000)	(1,000)
Proceeds from related party advances	6,000	—

Cash flows provided by financing activities	226,296	108,975

Net increase in cash and cash equivalents	14,485	1,696
Cash and cash equivalents, beginning of period	6,802	391

Cash and cash equivalents, end of period	$21,287	$2,087

Supplementary information:
Interest paid	$1,000	$—
Income taxes paid	$800	$800
Common shares issued to pay company expenses	$78,000	$34,750
Common shares issued to retire notes payable and accrued interest	$—	$261,834
Accounts payable and accrued expenses converted to note payable	$—	$11,680

See accompanying notes to consolidated financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Notes to Consolidated Financial Statements – Continued

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

2. REVENUES

For the periods ended August 31, 2007 and 2006, the Company had no revenue.

3. FILM DEVELOPMENT COSTS

At August 31, 2007 and February 28, 2007, the Company has capitalized $343,581, and $317,186, respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna On Demand” and at August 31, 2007, $271,031 has been capitalized for the production of this movie. On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. During the six months ending August 31, 2007, the Company paid $6,050 for development of the “3 Day Test” and “The Clown” movie scripts.

4. INVESTMENT IN LIMITED LIABILITY COMPANIES

At August 31, 2007, the Company is a member of three LLCs, DOD LLC, 3 Day Test LLC and Dead Air LLC. The Company has made no capital contributions to 3 Day Test LLC and Dead Air LLC and had no income or loss to recognize from those LLC’s. The Company owns 100% of 3 Day Test LLC and approximately 30% of Dead Air LLC (see note 5 regarding DOD LLC).

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

Notes to Consolidated Financial Statements – Continued

Net profits remaining after the aforementioned repayments are to be split as follows:

45% to DOD, LLC or its assignees;

52% to the participation interests; and

3% to a pool for the talent used in the project.

6. PROPERTY AND EQUIPMENT

Property and equipment comprises the following at August 31, 2007 and February 28, 2007:

	August 31	February 28
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	34,354	32,854

Property and equipment, net	$4,390	$5,890

Depreciation expense for the six month periods ended August 31, 2007 and 2006 was $1,500 and $5,000, respectively.

7. NOTE PAYABLE, LINE OF CREDIT, RELATED PARTY

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and director of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At August 31, 2007 and February 28, 2007, the outstanding balance is $182,622.

8. NOTE PAYABLE STOCKHOLDERS

Stockholder notes payable consist of the following at August 31, 2007 and February 28, 2007:

	August 31	February 28
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% on $340,000, the note is unsecured and currently due	$485,727	$465,727
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715
Notes payable to four individuals, also stockholders of the Company, interest is being charged at 6%, the notes are unsecured and due on demand	121,471	110,675
Notes payable to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	100,000	100,000

	$723,913	$693,117

9. NOTE PAYABLE

On June 21, 2007, the Company obtained a $25,000 short-term loan from an individual. The note is unsecured, non-interest bearing and due on demand.

Notes to Consolidated Financial Statements – Continued

10.	ISSUANCE OF COMMON STOCK

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

On August 16, 2007, the Company sold 216,667 shares of its common stock at $0.30 per share for a total amount of $65,000.

11. STOCK OPTIONS

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

The compensation cost that has been charged against income for the stock options issued was $-0- for the quarter ending August 31, 2007 and the year ending February 28, 2007.

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

Notes to Consolidated Financial Statements – Continued

Quarter ending August 31, 2007
Expected volatility	.1%
Weighted-average volatility	.1%
Expected dividends	0%
Expected terms (in years)	1-2
Risk-free rate	3.5%-6%

A summary of option activity under the Plan as of August 31, 2007, and changes during the quarter ending August 31, 2007 is presented below:

Options	Weighted- Average Exercise Shares	Weighted- Average Remaining Contractual Price	Term	Aggregate Intrinsic Value
Outstanding at February 28, 2007	125,000	$5.00
Granted	-0-	-0-
Exercised	-0-	-0-
Forfeited or expired	-0-	-0-

Outstanding at August 31, 2007	125,000	$5.00	1.3	$—

Exercisable at August 31, 2007	125,000	$5.00	1.3	$—

The weighted-average grant-date fair value of options granted during the quarter ending August 31, 2007 was $-0-. The total intrinsic value of options exercised during the quarter ended August 31, 2006 was $-0-.

12. INCOME TAXES

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $800 has been reported in the statement of operations for the periods ending August 31, 2007 and 2006, respectively. The Company has loss carryforwards totaling $3,049,445 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2027. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

13. GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $236,908 during the period ended August 31, 2007 and accumulated losses of $4,156,478 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,385,783 at August 31, 2007. These factors create an uncertainty as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the success of raising additional capital through the issuance of common stock and the ability to generate sufficient operating revenue. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

14. LITIGATION

The Company has had a claim filed against them for non-payment of services provided. The Company has agreed to pay $50,000 for web site development and maintenance. If the Company violates the agreement, an additional $115,500 could be owed. At August 31, 2007, $29,500 is included in accounts payable and accrued expenses. As part of the agreement, the Company will pay $500 a month for eleven months starting December 1, 2006 with a payment of $15,000 due on December 1, 2007 and the entire balance due December 1, 2008.

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

Results of Operations

The Company did not generate any revenues during the six month period ending August 31, 2007 or the six month period ending August 31, 2006.

The Company’s operating expenses for the three and six month periods ending August 31, 2007 were $50,566 and $205,192, compared to operating expenses of $56,178 and $121,714 for the three and six month periods ending August 31, 2006. This increase in operating expenses is largely attributed to the increase in professional fees of $31,682 and the issuance of common stock for investor relations valued at $78,000.

The Company had a net loss of ($236,908) for the six months ending August 31, 2007, compared to a net loss of ($153,042) for the six months ending August 31, 2006. The increase in net loss is principally attributed to the increase in operating expenses discussed above. The Company reported a cumulative net loss of ($4,156,478) from March 3, 2000 (inception of Burnam Management) through August 31, 2007.

The Company’s net cash used by operating activities changed from $107,279 for the six months ending August 31, 2006 to $188,216 for the six month period ending August 31, 2007.

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of August 31, 2007, the Company has an aggregate outstanding balance of $1,074,035 principal debt and $257,970 of accrued interest, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of August 31, 2007, the Company had an outstanding balance of $685,034 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of August 31, 2007 was $226,619 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of August 31, 2007, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

4. In July 2005, F. James McCarl loaned the Company $10,000. The loan bears interest at 6% and is due on demand. As of August 31, 2007, the balance due to Mr. McCarl was $11,291.

5. Thomas Szabo has loaned the Company $61,700. This loan bears interest at 6% and is due on demand. As of August 31, 2007, the balance due to Mr. Szabo under this loan was $68,963, including accrued interest.

6. As of May 31, 2007, Mr. Bernsen, the Company’s CEO and a director, had loaned the Company $49,771. This loan bears interest at 6%. As of August 31, 2007, the balance due to Mr. Bernsen under this loan was $52,381, including accrued interest.

7. As of August 31, 2007, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to Jeanne Cooper in the amount of $103,502 including accrued interest; an outstanding debt obligation to Mr. Mainas and Mr. Bernsen in the amount of $22,500; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”. Jeanne Cooper is the mother of Mr. Bernsen.

8. The Company’s former CEO and Chairman of the Board loaned the Company $44,155 as of February 28, 2006. This loan was subsequently memorialized in a Promissory Note dated April 6, 2006 which was assigned to a third party. Effective April 14, 2006, the Company entered into an agreement with the third party under which the third party agreed that all of the Company’s obligations under the Promissory Note could be satisfied in exchange for the Company’s payment of $10,000 on or before July 1, 2006. The note was paid in full by the Company in April 2007.

9. On June 21, 2007, the Company received a short-term $25,000 loan from an individual. The note is unsecured, bears no interest and is due on demand.

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

Liquidity

At August 31, 2007 our total assets were $376,578, compared to $335,884 at February 28, 2007. At August 31, 2007, our current assets totaled $28,607 and our current liabilities were $1,414,390, as compared to current assets of $12,808 and current liabilities of $1,379,788 at February 28, 2007. Our stockholders’ equity at August 31, 2007 was ($1,037,812), compared to stockholders’ equity at February 28, 2007 of ($1,043,904).

As of August 31, 2007, the Company had a cash balance of $21,287. Although the Company has substantially minimized its monthly operating expenses and Mr. Bernsen is not currently paid any salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects

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

Under the supervision of our Chief Executive Officer we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of August 31, 2007 the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ending August 31, 2007, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities.

In August 2007, the Company sold 216,667 shares of its common stock at $0.30 per share to one accredited investor in connection with a private placement. This transaction was exempt from registration under the act pursuant to Section 4(2) of the Securities Act of 1933, as amended. This transaction was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by any investors in connection with this offering.

Item 3.	Defaults Upon Senior Securities.

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of August 31, 2007, the outstanding balance, including accrued interest, under the unsecured promissory note was $685,034 and the outstanding balance, including accrued interest, under the unsecured line of credit was $226,619.

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

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
21	List of Subsidiaries

31.1	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on June 28, 2007 regarding shareholder approval of a reverse stock split of the Company’s common stock.

The Company filed a Form 8-K on August 16, 2007 regarding the sale of 216,667 shares of its common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 18, 2007	/s/ Corbin Bernsen
By: Corbin Bernsen
Title: Chief Executive Officer (principal executive officer)

Date: October 18, 2007	/s/ Mark Smith
By: Mark Smith
Title: Chief Financial Officer (principal financial officer and principal accounting officer)