Form 10QSB
period 2007-11-30
PUBLIC MEDIA WORKS INC
filed 2008-01-22
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007

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

On January 14, 2008, the registrant had outstanding 4,481,440 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐    No  ☑

Note Regarding Forward Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains statements relating to future results of Public Media Works, Inc. (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, the following: the Company’s limited operating history; the Company’s lack of revenue; the Company’s immediate need for additional capital to continue as a going concern; the Company’s inability to meet its current and long-term debt obligations; the price of the Company’s common shares and the lack of a trading market for such shares; risk related to litigation; competition; dependency on effective information systems, and dependency on key personnel, as well as other risks and uncertainties, including those set forth herein and those detailed from time to time in our other Securities and Exchange Commission filings including those contained in our most recent Form 10K-SB. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PUBLIC MEDIA WORKS, INC.

Form 10-QSB

For the Quarter Ended November 30, 2007

TABLE OF C ONTENTS

PA RT I

Item 1.	Fin ancial Statements.

Public Media Works, Inc.

Condensed Conso lidated Balance Sheets

	November 30, 2007 (Unaudited)	February 28, 2007
Assets
Current assets:
Cash and cash equivalents	$6,732	$6,802
Prepaid expenses	6,550	6,006
Loans to unconsolidated subsidiaries	4,120	—

Total current assets	17,402	12,808
Property and equipment, net	3,640	5,890

Other assets:
Film development costs	351,508	317,186

Total other assets	351,508	317,186
Total assets	$372,550	$335,884

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable and accrued expenses	$59,885	$141,215
Accrued interest, stockholders	265,078	225,834
Note payable	25,000	—
Notes payable, stockholders	604,633	693,117
Notes payable, line of credit, related party	182,622	182,622
Related party advances	22,500	17,000
Film participation interests	120,000	120,000

Total current liabilities	1,279,718	1,379,788
Stockholders’ equity (deficiency)
Capital stock
$.0001 par value, 100,000,000 shares authorized 4,481,440 and 1,859,463 issued and outstanding	448	186
Additional paid-in capital	3,370,608	2,875,480
Accumulated deficit	(4,278,224)	(3,919,570)

Total stockholders’ equity (deficiency)	(907,168)	(1,043,904)

Total liabilities and stockholders’ equity (deficiency)	$372,550	$335,884

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Three months ended November 30, 2007	Three months ended November 30, 2006
Revenue	$—	$5,000

Expenses:
Consulting services	—	4,100
Depreciation	750	2,500
Office expenses	346	147
Other	1,309	1,994
Professional fees	34,460	8,538
Listing Fees	—	1,904
Rent	5,400	5,400
Salaries and related expenses	—	—
Telephone and utilities	1,647	2,494
Travel and entertainment	53,613	—
Web site development costs	10,775	—

Total expenses	(108,300)	27,077

Loss from operations	(108,300)	(22,077)
Other income (expense):
Interest expense	(13,446)	(12,564)

Loss from continuing operations before income taxes		(34,641)
Provision for income taxes	—	—

Net Loss	(121,746)	(34,641)

Earnings (loss) per share:
Loss, basic and diluted	$(.05)	$(.02)
Weighted average number of shares outstanding, basic and diluted	2,501,358	1,859,463

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Consolidated Statement of Operations (Unaudited)

	Nine months ended November 30, 2007	Nine months ended November 30, 2006
Revenue	$—	$5,000

Expenses:
Depreciation	2,250	7,500
Office expenses	3,515	215
Professional fees	112,3211	54,717
Investor relations	78,000	—
Listing Fees	5,055	3,584
Rent	16,200	16,200
Salaries and related expenses	8,086	25,000
Telephone and utilities	5,498	7,598
Consulting Costs	6,000	13,850
Travel and entertainment	57,833	2,578
Web site development costs	11,775	14,381
Other	6,939	3,136

Total expenses	313,472	148,791

Loss from operations	(313,472)	(143,791)
Other income (expense):
Interest expense	(43,582)	(43,092)

Loss from continuing operations before income taxes	(357,054)	(186,833)
Provision for income taxes	1,600	800

Net Loss	(358,654)	(187,683)

Earnings (loss) per share:
Loss, basic and diluted	$(.17)	$(.11)
Weighted average number of shares outstanding, basic and diluted	2,122,303	1,710,453

See accompanying notes to consolidated financial statements.

Public Media Works, Inc.

Condensed Statements of Cash Flows (Unaudited)

	Nine months ended November 30, 2007	Nine months ended November 30, 2006
Cash provided by (used in):
Operations:
Loss from Continuing Operations	$(358,654)	$(187,683)
Items not involving cash:
Depreciation	2,250	7,500
Fair value of stock options at grant date	18,360	—
Common stock issued for accrued, current and interest expense	139,450	34,750
Accounts payable and accrued expenses converted to notes payable	—	16,715
Change in non-cash operating working capital:
Loans to unconsolidated subsidiaries	(4,120)	—
Decrease in accounts receivable	—	(1,506)
Prepaid expenses	(544)	—
Decrease (increase) in accounts payable and accrued expenses	(42,086)	5,954

Cash flows (used in) operations	(245,344)	(124,270)
Cash flows from investing activities:
Film development costs capitalized	(34,322)	—

Cash flows (used in) investing activities	(34,322)	—
Cash flows from investing activities:
Issuance of common stock	215,000	50,000
Proceeds from note payable	25,000	—
Proceeds from related party borrowings	48,896	76,475
Payment of related party borrowings	(14,800)	(1,000)
Proceeds from related party advances	5,500	—

Cash flows provided by financing activities	279,596	125,475

Net increase (decrease) in cash and cash equivalents	(70)	1,205
Cash and cash equivalents, beginning of period	6,802	391

Cash and cash equivalents, end of period	$6,732	$1,596

Supplementary information:
Interest paid	$1,000	$—
Income taxes paid	$1,600	$800
Common shares issued to pay company expenses	$131,613	$34,750
Common shares issued to retire notes payable and accrued interest	$131,134	$261,834
Accounts payable and accrued expenses converted to note payable	$—	$16,715

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

2. REVENUES

For the periods ended August 31, 2007 and 2006, the Company had no revenue, and $5,000 for developing a reality TV show called “Know Your Weight”, respectively.

3. FILM DEVELOPMENT COSTS

At November 30, 2007 and February 28, 2007, the Company has capitalized $351,508, and $317,186, respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna On Demand” and at November 30, 2007, $278,958 has been capitalized for the production of this movie. On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. During 2004, the Company paid $4,000 for a movie script called “The Action”. During the nine months ending November 30, 2007, the Company paid $6,050 for development of the “3 Day Test” and “The Clown” movie scripts.

4. INVESTMENT IN LIMITED LIABILITY COMPANIES

At November 30, 2007, the Company is a member of three LLCs, DOD LLC, 3 Day Test LLC and Dead Air LLC. The Company has made no capital contributions to 3 Day Test LLC and Dead Air LLC and had no income or loss to recognize from those LLC’s. The Company owns 100% of 3 Day Test LLC and approximately 30% of Dead Air LLC (see note 5 regarding DOD LLC).

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

Notes to Consolidated Financial Statements – Continued

Net profits remaining after the aforementioned repayments are to be split as follows:

45% to DOD, LLC or its assignees;

52% to the participation interests; and

3% to a pool for the talent used in the project.

6. PROPERTY AND EQUIPMENT

Property and equipment comprises the following at November 30, 2007 and February 28, 2007:

	November 30	February 28
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	35,104	32,854

Property and equipment, net	$3,640	$5,890

Depreciation expense for the nine month periods ended November 30, 2007 and 2006 was $ 2,250 and $7,500, respectively.

7. NOTE PAYABLE, LINE OF CREDIT, RELATED PARTY

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit with Mainas Development Corporation (a company owned by a shareholder and director of Public Media Works, Inc.) to be drawn down upon as needed with an interest rate of 9%. The line of credit expired on August 18, 2005. At November 30, 2007 and February 28, 2007, the outstanding balance is $182,622.

8. NOTE PAYABLE STOCKHOLDERS

Stockholder notes payable consist of the following at November 30, 2007 and February 28, 2007:

	November 30	February 28
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% on $340,000, the note is unsecured and currently due	$439,847	$465,727
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing	16,715	16,715
Notes payable to four individuals, also stockholders of the Company, interest is being charged at 6%, the notes are unsecured and due on demand	48,071	110,675
Notes payable by DOD LLC to an individual, also a stockholder of the Company, interest is being charged at 6%, the note is unsecured and due on demand	100,000	100,000

	$604,633	$693,117

9. NOTE PAYABLE

On June 21, 2007, DOD LLC obtained a $25,000 short-term loan from an individual. The note is unsecured, non-interest bearing and due on demand.

Notes to Consolidated Financial Statements – Continued

10. ISSUANCE OF COMMON STOCK

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with State of Delaware effectuating the reverse stock split as of June 28, 2007. The amount of shares and price per share in the description of the share issuances below which occurred prior to June 28, 2007 have been adjusted to reflect the 1 for 20 reverse stock split.

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

On November 16, 2007, the Company issued 1,840,310 shares of its common stock to three related parties for $.10 per share in exchange for the conversion of $184,031 in Company debt and accrued and current Company expenses, and sold 500,000 shares of its common stock to a related party for $.10 per share for a total amount of $50,000.

11. STOCK OPTIONS

The Company’s 2007 Equity Incentive Plan (the Plan), which is not yet shareholder-approved, permits the grant of share options and shares to its employees, officers, directors and service providers for up to one million shares of common stock. The Company believes that such awards better align the interests of its employees, officers, directors and service providers with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant.

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

On November 16, 2007, the Company granted its legal counsel stock options under the Plan to purchase up to 200,000 shares of its common stock at $.10 per share. These stock options vested on November 16, 2007 and expire on November 16, 2012.

The compensation cost that has been charged against income for the stock options issued was $18,360 for the quarter ending November 30, 2007 and -0- for the year ending February 28, 2007.

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

Quarter ending November 30, 2007
Expected volatility	2%
Weighted-average volatility	2%
Expected dividends	0%
Expected terms (in years)	2.5
Risk-free rate	4%-6%

A summary of option activity, including the option activity under the Plan as of November 30, 2007, and changes during the quarter ending November 30, 2007 is presented below:

Options	Weighted- Average Exercise Shares	Weighted- Average Remaining Contractual Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2007	125,000	$5.00
Granted	200,000.10
Exercised	-0-	-0-
Forfeited or expired	-0-	-0-

Outstanding at November 30, 2007	325,000	$1.98	3.64	$—

Exercisable at November 30, 2007	325,000	$1.98	3.64	$—

The weighted-average grant-date fair value of options granted during the quarter ending November 30, 2007 was $18,360. The total intrinsic value of options exercised during the quarter ended November 30, 2007 was $-0-.

12. INCOME TAXES

The Company has had no taxable income under Federal or State tax laws. A state minimum tax of $1,600 and $800 has been reported in the statement of operations for the periods ending November 30, 2007 and 2006, respectively. The Company has loss carryforwards totaling $3,049,445 that may be offset against future federal income taxes. If not used, the carryforwards will expire between 2020 and 2027. Due to the Company incurring large net operating losses, a valuation allowance has been provided to reduce the deferred tax assets from the net operating losses to zero. Therefore, there are no tax benefits recognized in the accompanying statement of operations.

13.	GOING CONCERN

As shown in the accompanying financial statements, the Company incurred a net loss of $358,654 during the period ended November 30, 2007 and accumulated losses of $4,278,224 since opening for business in 2000. The Company’s current liabilities exceed its current assets by $1,262,316 at November 30, 2007.

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

14. LITIGATION

The Company executed a Settlement Agreement dated November 16, 2007 with Savvior Technology Solutions pursuant to which the Company agreed to pay Savvior the amount of $40,250 on or before December 1, 2007 in full satisfaction of all disputed amounts claimed to be owed by Savvior and settlement of all outstanding matters between the parties. The Company made the final payment of $40,250 to Savvior on November 26, 2007. The Company had no outstanding claims or litigation as of November 30, 2007.

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

Results of Operations

The Company did not generate any revenues during the nine month period ending November 30, 2007, and generated $5,000 in revenues during the nine month period ending November 30, 2006.

The Company’s operating expenses for the three and nine month periods ending November 30, 2007 were $108,300 and $313,472, compared to operating expenses of $27,077 and $148,791 for the three and nine month periods ending November 30, 2006.

The Company had a net loss of ($358,654) for the nine months ending November 30, 2007, compared to a net loss of ($187,683) for the nine months ending November 30, 2006. The Company reported a cumulative net loss of ($4,278,224) from its inception on March 3, 2000 through November 30, 2007.

The Company’s net cash used by operating activities changed from $124,270 for the nine months ending November 30, 2006 to $245,344 for the nine month period ending November 30, 2007.

During the quarter ending November 30, 2007, the Company paid $40,250 to Savvior Technology Solutions under the terms of the Settlement Agreement dated November 16, 2007 in full settlement of the Company’s litigation with Savvior.

Outstanding Debt Obligations

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of November 30, 2007, the Company has an aggregate outstanding balance of $954,755 principal debt and $265,078 of accrued interest, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of November 30, 2007, the Company had an outstanding balance of $648,462 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of November 30, 2007 was $230,728 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2007, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

4. As of May 2007, Mr. Bernsen, the Company’s CEO and a director, had loaned the Company $48,071. This loan bears interest at 6%. As of November 30, 2007, the balance due to Mr. Bernsen under this loan was $51,426, including accrued interest.

The Board of Directors of the Company has passed a corporate resolution providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under these outstanding debt obligations.

Also, as of November 30, 2007, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to Jeanne Cooper in the amount of $105,002 including accrued interest; an outstanding debt obligation to Mr. Mainas and Mr. Bernsen in the amount of $22,500; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”. Jeanne Cooper is the mother of Mr. Bernsen.

On June 21, 2007, DOD LLC received a short-term $25,000 loan from an individual. The note is unsecured, bears no interest and is due on demand.

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

In January 2007 the Company established 3 Day Test LLC, a California limited liability company, for the financing and production of the film “3 Day Test”. 3 Day Test LLC has not entered into any agreements or raised any capital as of the date of this report. The Company has not made any capital contributions in 3 Day Test LLC.

In April 2007, the Company became a member of Dead Air LLC, a California limited liability company, which was established for the financing and production of the film “Dead Air”. The Company has contributed production services to Dead Air LLC, but has not made any capital contributions in Dead Air LLC. Under the terms of the Dead Air LLC Operating Agreement, the Company is to receive 25% of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of the approximately $300,000 to the investors in Dead Air LLC. The percentage of net profits to the Company, and amount of investor repayment obligations of Dead Air LLC, may change if Dead Air LLC raises additional capital.

The Company has not generated any revenues from these projects as of the date of this report, and there can be no assurances the Company will generate any revenue.

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

Liquidity

At November 30, 2007 our total assets were $372,550, compared to $335,884 at February 28, 2007. At November 30, 2007, our current assets totaled $17,402 and our current liabilities were $1,279,718, as compared to current assets of $12,808 and current liabilities of $1,379,788 at February 28, 2007. The amount of $272,502 of our current liabilities at November 30, 2007 are attributable to the liabilities of our wholly-owned subsidiary, DOD LLC, which amount is owed by DOD LLC and not the Company. Our stockholders’ equity at November 30, 2007 was ($907,168), compared to stockholders’ equity at February 28, 2007 of ($1,043,904).

As of November 30, 2007, the Company had a cash balance of $6,732. Although the Company has substantially minimized its monthly operating expenses and Mr. Bernsen is not currently paid any salary, the Company will need to raise additional funds to satisfy the Company’s total operating costs and continued development of the Company’s actual and potential revenue sources. The Company anticipates raising additional funds through debt, convertible debt, the sale of equity, or through advances and loans by the Company’s officer and directors as they have done in the past; provided, however, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing or whether such individuals will continue to make such advances or loans to the Company. The Company may also enter into joint ventures with third parties to fund specific television and film projects

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

Under the supervision of our Chief Executive Officer we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that as of November 30, 2007 the design and operation of such disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

During the quarter ending November 30, 2007, we did not experience any changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

On November 16, 2007, the Company executed a (i) debt conversion agreement with an individual accredited investor for the conversion of $11,141 in Company debt into 111,410 shares of Company Common Stock for $.10 per share, (ii) debt conversion agreement with an individual accredited investor for the conversion of $68,397 in Company debt into 683,970 shares of Company Common Stock for $.10 per share, and (iii) subscription and debt conversion agreement with George Mainas, a Company director and principal shareholder and debt holder, for the sale of 500,000 shares of Company common stock for $.10 per share for an aggregate purchase price of $50,000, and the conversion of $104,493 in accrued and current Company expenses into 1,044,930 shares of Company Common Stock for $.10 per share. These issuances of the Company’s shares of common stock to the accredited investors was exempt from registration under the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) thereof.

Item 3.	Defaults Upon Senior Securities.

As reported above, the Company is in default under its August 30, 2000 unsecured promissory note in the principal amount of $340,000 with Mr. Mainas, and its August 2004 unsecured line of credit with Mainas

Development Corporation. Mr. Mainas and Mainas Development Corporation have demanded repayment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit, and the Company has failed to make such payments. As of November 30, 2007, the outstanding balance, including accrued interest, under the unsecured promissory note was $648,462 and the outstanding balance, including accrued interest, under the unsecured line of credit was $230,728.

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

The Company filed a Form 8-K on November 16, 2007 regarding the sale of shares of its common stock and conversion of certain amounts of Company debt; the settlement of the Company’s litigation with Savvior Technology Solutions; and the Company’s adoption of the 2007 Equity Incentive Plan.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: January 18, 2008	/s/ Corbin Bernsen
	By:	Corbin Bernsen
	Title:	Chief Executive Officer (principal executive officer)

Date: January 18, 2008	/s/ Mark Smith
	By:	Mark Smith
	Title:	Chief Financial Officer (principal financial officer and principal accounting officer)