Form 10KSB
period 2008-02-29
PUBLIC MEDIA WORKS INC
filed 2008-07-14
CIK 1108730

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 29, 2008

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

14759 Oxnard Street
Van Nuys, California	91411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (818) 904-9029

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
None	None

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

Issuer’s revenues for the fiscal year ending February 29, 2008 were $0.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b2 of the Exchange Act): $637,754 as of July 1, 2008 (computed based on per share price of $.25 by reference to the closing price of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board times the number of voting common shares held by non-affiliates (2,551,016).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,011,440 shares outstanding as of July 1, 2008.

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

i

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Public Media Works, Inc. (the “Company” or “PMW”) is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development. The Company also seeks out raw content in the form of film concepts, trailers, scripts, treatments, music and book proposals to acquire or license for further development and distribution. The Company intends to create a web portal where users can submit and collaborate on content to be screened by their peers and then reviewed by a panel of entertainment industry professionals for potential commercial exploitation.

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

Completed Film Projects	Status
“Carpool Guy”	Completed in October 2005; Currently in Distribution
“Dead Air”	In Post-Production; Expected Release Date of October 2008
“Donna On Demand”	Completed in March 2008; Currently Seeking Distribution

Other Film Projects	Status
“3 Day Test”	Script Completed; Funding Required For Production
“The Clown”	Script Currently Being Re-Written
“Monsters”	Script Currently Being Written
“The Action”	Script Completed; Funding Required For Production
“On The Hedge”	Script Completed; Funding Required For Production
“The Circuit”	Script Completed; Funding Required For Production

Television Projects	Status
“Carry Your Weight”	Company sold the concept to the Gameshow Network; the Gameshow Network has determined not to proceed with the project and has returned the rights to the concept to the Company
“The Fastest Car in America”	Development completed; TV Network Order Required
“A Taste of History”	Development completed; TV Network Order Required
“TechStyle”	Development completed; TV Network Order Required
“3 Day Test Reality Show”	Development completed; TV Network Order Required
“Run and Gun”	Development completed; TV Network Order Required
“Ultimate 18”	Development completed; TV Network Order Required

The Company does not currently have any funding for any of the projects described above under the headings “Other Film Projects” or “Television Projects”, and there can be no assurances that the Company will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. The Company has not generated any significant revenues from these projects as of the date of this report, and there can be no assurances the Company will ever generate any revenues from these projects.

In April 2008, the Company executed a Co-Development Agreement with Fuqua Films, Inc. pursuant to which the Company paid $25,000 for a 50% interest in an 18 month option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale.

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

Formation of Limited Liability Companies For Projects

In January 2007, the Company established DOD LLC, a California limited liability company, for the financing and production of the film “Donna on Demand.” The Company owns 100% of the membership interest in DOD LLC. The Company has contributed production services to DOD LLC, but has not made any capital contributions in DOD LLC. DOD LLC entered into a Film Financing Agreement in February 2007 with certain third parties to provide for the contribution of $220,000 in capital necessary to fund the production of the film. Mr. Bernsen, the Company’s Chief Executive Officer during the year ended February 29, 2008, and a Director, and Mr. Mainas, a Director of the Company, each contributed $12,000 towards the production of the film, and Mr. Bernsen’s mother, Jeanne Cooper, contributed $24,000 towards the production of the film and loaned $100,000 to DOD LLC. Under the terms of the Film Financing Agreement, DOD LLC is to receive 45% of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of Ms. Cooper’s $100,000 debt with interest; the repayment of $120,000 to the investors; and the payment of up to $100,000 in back and front end deferrals.

In April 2007, the Company became a member of Dead Air LLC, a California limited liability company, which was established for the financing and production of the film “Dead Air”. The Company has contributed production services to Dead Air LLC, but has not made any capital contributions in Dead Air LLC, and has been granted a 20% ownership of Dead Air, LLC and as described in the Dead Air LLC Operating Agreement acts as the Managing Member for Dead Air LLC. Under the terms of the Dead Air LLC Operating Agreement and in line with the Company’s equity ownership of Dead Air LLC, the Company is to receive 20% of the distributions of any net profits from the film, with any such net profits to be paid after the repayment of the approximately $250,000 to the investors in Dead Air LLC. The percentage of net profits to the Company, and amount of investor repayment obligations of Dead Air LLC, may change if Dead Air LLC raises additional capital.

In March 2008, the Company entered into a Project Management Agreement with Corbin Bernsen, a shareholder and the Company’s former Chief Executive Officer and director. Under the terms of the Project Management Agreement, for the motion pictures and projects known as “Car Pool Guy,” “Dead Air” and “Donna On Demand,” the Company granted Mr. Bernsen the sole right to (i) secure financing to complete the projects; (ii) oversee and manage the production of the projects and/or (iii) oversee the distribution of the projects. In exchange for the past and future efforts of Mr. Bernsen with respect to these projects, the Company granted Mr. Bernsen the right to receive 50% of any revenue or sales proceeds which the Company may receive, if any, under the various agreements relating to these projects, to be paid to Mr. Bernsen when and if such revenue or sales proceeds are received by the Company.

Company Intellectual Property

The Company owns and maintains the Internet domain names www.publicfilmworks.com, www.publicmediaworks.com, and www.publicmusicworks.com. The Company has also registered numerous Internet domain names for specific projects. The Company owns a service mark for “PublicFilmWorks.” The Company may also protect various other words, names, symbols, and devices that are used with goods produced by the Company to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks. These would include “Public Media Works” and its logo. The Company has not filed applications to protect any other trade or service marks, and there can be no assurances the Company will receive such trade or service mark protection.

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

Market and Competition

According to Box Office Mojo, the total 2007 United States theatrical box office revenues were approximately $9.6 billion, and the following twelve major studios comprised approximately 94% of that market share: Paramount (15.5%); Warner Bros. (14.7%); Buena Vista (14%); Sony/Columbia (12.9%); Universal (11.4%); 20th Century Fox (10.5%); New Line (5%); Lionsgate (3.8%); MGM/UA (3.8%); Fox Searchlight (1.4%); Miramax (1.3%) and Rogue Pictures (.8%). The Company competes with these major studios, as well as numerous other independent studios, for market share. According to Nielsen Media Research, there are over 108 million television households in the United States. There are a number of companies producing and distributing television shows, including the six national networks, hundreds of cable channels, and numerous private production companies. The Company also competes with these companies.

During the fiscal year ended February 29, 2008, the Company generated no revenues. The Company’s competitors have greater resources, market presence and name recognition than the Company. Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution. Consequently, the Company has not yet established a position in the television industry, and faces intense competition upon entry.

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

Employees

As of the date of this report, the Company employs two individuals. The Company considers its relations with its employees to be good, and does not have any employment agreements.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company subleased approximately 1,800 square feet of converted and remodeled warehouse space for its headquarters on a month-to-month basis from Telanetix, Inc., in exchange for making available a portion of the space for a demonstration site for the teleconferencing system owned by Telanetix. The arrangement with Telanetix ended on July 1, 2008. The space is owned by Chandler Associates, an unaffiliated entity, which rents the space at a rate of $1,800 per month. The Company does not have a lease agreement with Chandler Associates. The Company expects to enter into a month-to-month lease arrangement with Chandler Associates effective as of July 1, 2008 at a rate of $1,800 per month. The Company will move its headquarters to a new location in the event it is unable to enter into a month-to-month leasing arrangement with Chandler Associates. The space is located at 14759 Oxnard Street, Van Nuys, California and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year ending February 29, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ISSUER PURCHASES OF SECURITIES

Market Information

Our Common Stock currently trades on the OTC Bulletin Board under the symbol “PUBM.OB”. Prior to the Company’s 20 to 1 reverse stock split which was effective on June 12, 2007, our Common Stock traded on the OTC Bulletin Board under the symbol “PMWI.OB”.

The following table sets forth the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board for the last two fiscal years, and as adjusted for the 20 to 1 reverse stock split which was effective on June 12, 2007. The quotation for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 29, 2008
FIRST QUARTER (3/1/07 to 5/31/07)	$2.40	$1.40
SECOND QUARTER (6/1/07 to 8/31/07)	$1.40	$.25
THIRD QUARTER (9/1/07 to 11/30/07)	$0.43	$0.11
FOURTH QUARTER (12/1/07 to 2/29/08)	$.44	$0.11

FISCAL YEAR ENDING FEBRUARY 28, 2007
FIRST QUARTER (3/1/06 to 5/31/06)	$1.40	$1.00
SECOND QUARTER (6/1/06 to 8/31/06)	$1.80	$.60
THIRD QUARTER (9/1/06 to 11/30/06)	$.90	$.30
FOURTH QUARTER (12/1/06 to 2/28/07)	$2.80	$.30

Holders

As of February 29, 2008, 4,481,440 shares of our common stock were issued and outstanding, and held by approximately 91 shareholders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On November 12, 2007, our board of directors approved our 2007 Equity Incentive Plan which provides for the issuance of up to 1,000,000 options to purchase shares of our common stock. Although the 2007 Equity Incentive Plan has been approved by our board of directors, our stockholders will be asked to approve such amendment at our next shareholder meeting. The table below sets forth information as of February 29, 2008, with respect to compensation plans under which our common stock is authorized for issuance. The only compensation plan under which our common stock is authorized for issuance is our 2007 Equity Incentive Plan.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
200,000	$.10	800,000

Additionally, as of February 29, 2008, the Company has granted the following options to purchase Common Stock which are not under a compensation plan (as adjusted for the June 2007 20 for 1 reverse stock split):

Number of securities to be issued upon exercise of outstanding options	Exercise price of outstanding options	Expiration Date of Options
50,000	$5.00	October 1, 2008 (1)
50,000	$5.00	September 18, 2008
25,000	$5.00	October 1, 2008

(1)	The options expire the earlier of October 1, 2008 or six (6) months after Mr. Mainas ceases to be on the Board of Directors of the Company.

The options were granted pursuant to option agreements and were issued as individual arrangements to the Company’s two directors and its outside legal counsel in exchange for services rendered. The options permit the holder to purchase shares of the Company’s common stock at a fixed exercise price through the date of their expiration.

Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended February 29, 2008 which were not previously reported in a Quarterly Report.

Repurchases of Equity Securities by the Company and Affiliates

None

Equity Compensation Plan Information

Information with respect to shares of our common stock that may be issued under our equity compensation plans is set forth in separate section of this report commencing on Page F-19.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-KSB Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of Public Media Work’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

Public Media Works, Inc. is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development and partners with other development, and production companies to produce these films.

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $698,718 during year ended February 29, 2008, and has incurred net cash outflows from operating activities during the years ended February 29, 2008 and February 28, 2007 of approximately $267,586 and $374,081, respectively. Our independent accountants report for 2008 and 2007 state that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

As of the date of this report, we are in various stages of development on numerous film and television projects. A summary table of the Company’s film and television projects as of the date of this report is Item 1. Our ability to complete the projects is subject to a variety of factors, including our ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; our ability to secure appropriate sets and locations; our ability to secure suitable outlets for the release of the project; and our election to change its production schedule for new projects.

We do not currently have any funding for any of the projects described above under the headings “Other Film Projects” or “Television Projects”, and there can be no assurances that we will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. We have not generated any significant revenues from these projects as of the date of this report, and there can be no assurances we will ever generate any revenues from these projects.

PMW’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. We will need to obtain additional financing through the sale of equity securities and / or the issuance of debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Liquidity and Capital Resources

At February 29, 2008 our total assets were $256,622, compared to $335,884 at February 28, 2007. Our current assets at February 29, 2008 totaled $5,953, and our current liabilities were $1,303,998, as compared to current assets of $12,808 and current liabilities of $1,379,788 at February 28, 2007. Our stockholders’ deficit at February 29, 2008 was ($1,047,376), compared to stockholders’ deficit at February 28, 2007 of ($1,043,904).

As of February 29, 2008, the Company had a cash balance of $1,212. The Company does not currently have cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of February 29, 2008, the Company has an aggregate outstanding balance of $1,244,543 payable under the following obligations:

•

On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of February 29, 2008, the Company had an outstanding balance of $665,586 under the promissory note, including accrued interest. The promissory note is payable on demand.

•

On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of February 29, 2008 was $234,837 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•

In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of February 29, 2008, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

•	As of February 29, 2008, Mr. Bernsen, the Company’s former CEO and director, had loaned the Company $49,318. This loan bears interest at 6%.

•

As of February 29, 2008, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to a relative of Mr. Bernsen in the amount of $106,502; an outstanding debt obligation to Mr. Mainas and Mr. Bernsen in the amount of $22,500; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”.

•

On June 21, 2007, DOD LLC received a short-term $25,000 loan from an individual. The note is unsecured, bears no interest and is due on demand. As of February 28, 2008, the outstanding balance under this obligation was $25,000.

The proceeds from these notes and the line of credit were used to meet the general working capital needs of the Company. Increases in expenses or delays in product development or failure to achieve our sales projections may adversely impact our cash position and may require us to seek additional financing. There can be no assurance that such financing will be available on acceptable terms, or at all. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangements, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

The Board of Directors of the Company has passed a corporate resolution in September 2005 providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under the Company’s outstanding debt obligations; provided, however, to date the Board of Directors has waived the application of this resolution.

Results of Operations

The Company’s revenues for the fiscal year ended February 29, 2008 were $0, compared to revenues for the fiscal year ended February 28, 2007 of $5,875. The decrease in revenues is attributed to the Company’s receipt of a single fee in the amount of $5,875 related to its development of a game show in the fiscal year ended February 28, 2007, compared to the Company receiving no revenue during the fiscal year ended February 29, 2008.

The Company’s operating expenses for the fiscal year ended February 29, 2008 were $325,726, compared to operating expenses of $160,640 for the fiscal year ended February 28, 2007. This increase in operating expenses is attributed to the increase in expenses related to investor relations, professional fees, and website development costs.

The Company had a net loss of ($698,718) for the fiscal year ended February 29, 2008, compared to a net loss of ($259,473) for the fiscal year ended February 28, 2007. The increase in net loss is principally attributed to the increase in operating expenses discussed above and loss of $186,500 recorded on the conversion of certain related party notes payable to common stock. The Company reported a cumulative net loss of ($4,618,288) from inception through February 29, 2008.

The Company’s net cash used by operating activities decreased from $374,081 to $267,586 for the fiscal year ended February 28, 2007 to $228,139 for the fiscal year ended February 29, 2008. This increase is also attributed to the increase in operating expenses for the Company as discussed above.

The Company has several projects that may generate revenue during the current fiscal year (see Item 1), however, there can be no assurances that the Company will secure funding for such projects, or that such projects will result in any revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Plan of Operation

During the next twelve months, the Company plans to continue with its current business plan described in “Item 1 - Description of Business”. As discussed above, the Company does not currently have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months. During the next twelve months, the Company does not anticipate any product research or development, any purchase or sale of plant or significant equipment, or any significant changes in the number of its employees.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to film development costs, income taxes, long lived asset valuation, and stock based compensation. Management basis its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements.

Use of Estimates and Critical Accounting Policies

Both this Management’s Discussion and Analysis and our Plan of Operation discuss our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to film development costs, income taxes, long lived asset valuation, revenue recognition, stock based compensation and derivative liabilities, if any. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements.

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of Film Development Costs on a quarterly basis. For the year ended February 29, 2008, we recognized an impairment of film development costs totaling $108,243.

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, PMW must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, PMW may record a reduction in the valuation allowance, resulting in an income tax benefit in PMW’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Effective March 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no significant impact on the Company’s financial statements.

Amortization and Impairment of Long Lived Assets. Long lived assets, such as property, equipment and intangible assets are recorded at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, usually two to five years. We review intangible assets subject to amortization periodically to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life of the applicable asset. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to a significant adverse change in the legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. During the years ended December 31, 2008 and 2007, no impairment of long-lived assets was recorded.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, PMW measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of February 29, 2008 the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements and believe it is unlikely to adversely effect the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations, and believe it is unlikely to have a material adverse impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements, but believes any impact with respect to future acquisitions could be material.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS NO. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements, but believes any impact will not be material.

Interest Rate Risk

We do not believe that interest rate risk will negatively impact out business plans.

Inflation

We do not believe that inflation will negatively impact our business plans.

Factors That May Affect Future Performance

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

BUSINESS RISKS

Our business requires a substantial investment of capital. The production, acquisition and distribution of motion pictures (“films”) and television programs and the planned development of a web portal require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues from our film or television programs or web portal. Although we intend to continue to reduce the risks of our production exposure through financial contributions from investors in limited liability financing vehicles, we cannot assure you that we will be able to successfully implement these arrangements or that we will not be subject to substantial financial risks relating to the production, acquisition, completion and release of future film and television programs and the development of a web portal. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

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

We face additional risks due to our reliance on outsourced production studios for films and television shows we choose to produce ourselves. We intend to outsource certain aspects of the production requirements for our film and television projects. We do not intend to maintain a relationship with one particular studio or production group. Consequently, we may be subject to certain risks associated with outsourcing. Moreover, we may not receive competitive pricing from our production studios as we do not intend to form a relationship with one particular studio. Due to our dependency on outsourced production studios and the inherent difficulty in replacing outsourced production studios in an efficient or expeditious manner, the occurrence of any condition preventing or hindering the production or delivery of our films and shows by any one or more of our outsourcing production studios may require us to mitigate our actual or potential loss by switching outsourced production studios.

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

The film industry is highly competitive and we are smaller and less diversified than many of our competitors. As an independent producer and distributor, we constantly compete with major U.S. and international studios as well as smaller independent producers. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, that can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their film and television operations. In addition, the major studios have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios may also give them an advantage in acquiring other businesses or assets that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

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

We require additional financing to sustain our operations and without it we may not be able to continue operations. At February 29, 2008, we had cash on hand of approximately $1,212. We have never earned a profit and we anticipate that we will continue to incur losses for the foreseeable future. We continue to operate on a negative cash flow basis. We believe that we will need to raise at least an additional $500,000 in financing in order to have sufficient financial resources to fund our operations for the next 12 months. Such additional funds may not be available when required.

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 29, 2008, we had cumulative net losses of ($4,618,288) and we had net loss in the year ended February 29, 2008 of ($698,718). We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit report for the fiscal years ended February 28, 2007 and February 29, 2008.

We cannot assure you that we will be able to obtain sufficient funds to continue the development and pre-production of television shows and films, or that we will be able to produce and sell our scripts, shows and films. We also cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

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

We are in default under our debt obligations, and if we fail to restructure our outstanding indebtedness, the lenders may take actions that would have material adverse impacts on the Company. The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of such indebtedness. As of February 29, 2008, the Company and its subsidiaries had an aggregate outstanding balance of $1,244,544 in debt obligations (including accrued interest), of which $965,202 is past due or due on demand. The Company does not have the cash to pay its debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

Our executive officers, directors and insider stockholders beneficially own or control approximately 55% of our outstanding common stock, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 55% of our outstanding shares of common stock is beneficially owned and controlled by a group of insider stockholders, which includes our directors and officers. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. Also, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Corbin Bernsen, Al Hayes and George Mainas. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the American Stock Exchange in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the American Stock Exchange or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the ‘‘pink sheets,’’ where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the Commission impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

ITEM 7. FINANCIAL STATEMENTS

See “Consolidated Financial Statements” beginning on page F3.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As discussed above, effective April 29, 2008, our previous independent registered accounting firm. Burnham and Schumm, P.C. resigned as the independent registered public accounting firm. The Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as its independent registered public accounting firm effective April 29, 2008.

We have not had any disputes or disagreements with Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent outside auditors, which have been engaged by the Company since April 29, 2008. We did not have any disputes or disagreements with our previous outside auditors Burnham & Schumm, P.C., our independent outside auditors, which were engaged by the Company from May 2003 until April 29, 2008.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of February 29, 2008 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of February 29, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2008 due to control deficiencies that constituted material weaknesses.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of February 29, 2008:

1.	Management in assessing its internal controls and procedures for fiscal 2008 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

2.	Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, valuation of share based payments, consolidation of various entities, the valuation and capitalization of film development costs, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting, share based payments, consolidation of various entities, the valuation of capitalization of film development costs, and other equity transactions.

In conclusion, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of February 29, 2008.

Management’s Remediation Initiatives

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

1.	Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company is generating revenue, or has raised significant additional working capital.

2.	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for certain public companies.

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended February 29, 2008 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 8B. OTHER INFORMATION

We must disclose under this time any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-KSB, but not reported, whether or not otherwise required by this Form 10-KSB. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K, which could otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-KSB. No additional disclosure is required under this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

The following table sets forth certain information regarding executive officers and directors of the Company as of February 29, 2008:

Name	Age	Position
Corbin Bernsen	53	Chief Executive Officer, President, Secretary and a Director
George Mainas	63	Director

Corbin Bernsen served as our President and a Director since August 30, 2003, and as our Chief Executive Officer since February 2006, until his resignation from his executive officer positions and as a director effective as of March 18, 2008. Prior to that, Mr. Bernsen served as President and a director to Public Media Works, Inc., its predecessor, from November 2002 to August 30, 2003. From February 2002 through July 2003, Mr. Bernsen was Chief Executive Officer and a director to 1st Step, Inc., a privately held entertainment consulting company. Mr. Bernsen served as Chief Executive Officer to Public Media Works from its inception in March 2000 until November 2002. Mr. Bernsen continues to serve as sole owner of Team Cherokee, Inc., which serves as Mr. Bernsen’s vehicle for maintaining his acting contracts and agreements, a position he has held since 1987. Mr. Bernsen continues to work as an actor and scriptwriter for films and television.

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

Board of Directors

The Company’s organizational documents authorize five board members, two of which are currently filled by Mr. Hayes and Mr. Mainas. The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures. The Company does not anticipate compensating its directors for board or committee participation or other service to the Company at this time.

Section 16(A) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the period ended February 29, 2008, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company. The Code is attached an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004. The Code is also available free of charge upon request to the Company at 14759 Oxnard Street, Van Nuys, California 91411, Attention: Al Hayes.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended February 29, 2008 by our Chief Executive Officer. The Company did not have any executive officer at February 29, 2008 whose combined salary and bonus exceeded $100,000 during the year ending February 29, 2008. We refer to our Chief Executive Officer as our “named executive officer” elsewhere in this report.

Name and Principal Position	Salary	Bonus	Option Awards	All Other Compensation	Total
Corbin Bernsen, CEO	$0	$0	$0	$0	$0

Compensation Discussion and Analysis

The Company had one executive officer during the fiscal year ended February 29, 2008, Corbin Bernsen. The Board of Directors also serves as the Company’s compensation committee. The Board of Directors’ goal in determining compensation levels is to adequately reward the efforts and achievements of executive officers for the management of the Company. The Board of Director’s does not anticipate paying any cash compensation to its executive officers until such time, if ever, as the Company as adequate cash from operations or financing to pay such compensation. The Company has no pension plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

Grants of Plan-Based Awards

The Company did not grant any equity to it named executive officer during the fiscal year ended February 29, 2008.

Outstanding Equity Awards At February 29, 2008

The following table sets forth certain information regarding equity awards granted to our named executive officer outstanding as of February 29, 2008 (as adjusted for the June 2007 20 for 1 reverse stock split):

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Corbin Bernsen	50,000	0	$5.00	September 18, 2008

Option Exercises and Stock Vested

Our named executive officer did not exercise any stock options or have any stock awards subject to vesting during the year ended February 29, 2008.

Pension Benefits

Our named executive officer did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended February 29, 2008.

Nonqualified Deferred Compensation

Our named executive officer did not earn any nonqualified compensation benefits from us during the year ended February 29, 2008.

Employment Contracts

The Company has no employment contracts with our named executive officers.  The Company has not adopted any compensation policies.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of July 1, 2008 regarding the beneficial ownership of our common stock with respect to (i) any person known to us on the basis of filings with the Securities and Exchange Commission to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2)
Directors and Executive Officers
Al Hayes	200,000	(3)	3.36%
George Mainas	2,335,424	(4)	39.34%
Kevin Kearney	440,000	(5)	7.41
All directors and executive officers as a group (3 persons)	2,975,424	(6)	50.12%

5% Stockholders
Corbin Bernsen(1)	325,000	(7)	5.47%

(1)	The address for Mr. Hayes, Mr. Mainas, Mr. Kearney and Mr. Bernsen is c/o Public Media Works, Inc., 14759 Oxnard Street, Van Nuys, California 91411.
(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 5,011,440 shares of common stock outstanding as of July 1, 2008, and 925,000 options exercisable within 60 days of July 1, 2008.
(3)	Includes 200,000 shares of common stock issuable upon the exercise of outstanding stock options.
(4)	Includes 250,000 shares of common stock issuable upon the exercise of outstanding stock options.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of outstanding stock options
(6)	Includes 650,000 shares of common stock issuable upon the exercise of outstanding stock options.
(7)	Includes 50,000 shares of common stock issuable upon the exercise of outstanding stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions. Since March 1, 2006, we have not had any transactions in which any of our related persons had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%. The promissory note is payable on demand. As of February 29, 2008, the Company had an outstanding balance of $665,586 under the promissory note, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expired on August 17, 2005. The outstanding balance on this account as of February 29, 2008 was $234,837, including accrued interest. The amount outstanding under this letter of credit is payable on demand.

Mr. Bernsen, the Company’s CEO and a director, has loaned the Company $53,403 as of February 29, 2008. This loan bears interest at 6%.

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

On November 16, 2007, the Company entered into a debt conversion agreement with F. James McCarl for the conversion of $11,141 in Company debt into 111,410 shares of Company Common Stock for $.10 per share. Mr. McCarl is also a member of Carpool Guy LLC.

On November 16, 2007, the Company entered into a debt conversion agreement with Thomas Szabo for the conversion of $68,397 in Company debt into 683,970 shares of Company Common Stock for $.10 per share. Mr. Szabo is also a member of Carpool Guy LLC.

On November 16, 2007, the Company executed a subscription and debt conversion agreement with George Mainas, a Company director and principal shareholder and debt holder, for the sale of 500,000 shares of Company common stock for $.10 per share for an aggregate purchase price of $50,000, and the conversion of $104,493 in Company debt into 1,044,930 shares of Company Common Stock for $.10 per share.

On March 18, 2008, the Company executed a Project Management Agreement with Corbin Bernsen, the Company’s former executive officer and a director, providing for his involvement with certain projects of the Company in exchange for 50% of the revenue or sales proceeds which the Company may receive from the projects.

Effective as of March 18, 2008, the Board of Directors of the Company has appointed Al Hayes as the Company’s Chief Executive Officer and Secretary, and a director. In connection with the appointment, Mr. Hayes was granted options to purchase 200,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

In April 2008, the Company raised $25,000 through the sale of a total of 250,000 shares of Company common stock at $.10 per share to two individuals, one of which is George Mainas, the Company’s director, creditor and shareholder, who purchased 125,000 of the shares, and one of which was Kevin Kearney, who subsequently became a director of the Company as of June 2, 2008. The issuance of the Company’s shares of common stock to the two accredited investors was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to be issued to the two investors are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

On May 21, 2008, the Company raised $25,000 through the sale of a total of 100,000 shares of Company common stock at $.25 per share to Mr. Kearney, an accredited investor who subsequently became a director of the Company as of June 2, 2008. The issuance of the Company’s shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock issued to Mr. Kearney are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

On June 2, 2008, the Company executed a debt conversion agreement with George Mainas, a Company director and principal shareholder and debt holder, for the conversion of $30,000 in Company debt into 120,000 shares of Company Common Stock for $.25 per share. The issuance of the Company’s shares of common stock to Mr. Mainas was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

On June 2, 2008, the Board of Directors of the Company appointed Kevin Kearney to the Board of Directors. On June 20, 2008, the Company granted each of Mr. Kearney and Mr. Mainas options to purchase 200,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

The Company does not maintain a formal conflicts of interest policy with respect to related and/or affiliated parties.

Director Independence. We currently have only three directors, Mr. Al Hayes, Mr. George Mainas and Mr. Kevin Kearney. Mr. Hayes also serves as our chief executive officer. As of May 19, 2008, Mr. Hayes beneficially owns approximately 3.36% of our outstanding shares of common stock, Mr. Mainas beneficially owns approximately 39.34% of our outstanding shares of common stock, and Mr. Kearney beneficially owns approximately 7.41% of our outstanding common stock. Neither Mr. Hayes, Mr. Kearney nor Mr. Mainas are considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (6)

3.1	Certificate of Incorporation(1)

3.2	Certificate of Amendment of Certificate of Incorporation (2)

3.3	Bylaws (1)

3.4	Amended Bylaws (6)

3.5	Certificate of Amendment of Certificate of Incorporation (5)

10.9	Promissory Note with George Mainas dated August 30, 2000 (4)

10.10	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (4)

10.22	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (6)

10.36	Option Agreement dated October 1, 2005 with George Mainas (7)

10.37	Option Agreement dated October 1, 2005 with Corbin Bernsen (7)

10.39	Option Agreement dated October 1, 2005 with Steven James Davis, A Professional Corporation (7)

10.50	Promissory Note with Corbin Bernsen dated June 7, 2006 (8)

10.51	Subscription Agreement with George Mainas Dated June 7, 2006 (8)

10.52	Note Conversion Agreement with Mr. Bernsen dated July 11, 2006 (9)

10.53	Assignment Agreement with Mr. Bernsen dated July 11, 2006 (9)

10.54	Settlement Agreement with Michael Wittlin dated July 18, 2006 (9)

10.55	Note Conversion Agreement with Michael Wittlin dated July 18, 2006 (9)

10.56	Consulting Agreement with CRG Partners, Inc. dated April 4, 2007(10)

10.57	Consulting Agreement with Securities Compliance Inc. and Mark Smith dated May 16, 2007(11)

10.58	Operating Agreement for DOD LLC dated January 11, 2007 (12)

10.59	Film Financing Agreement for DOD LLC dated February 7, 2007 (12)

10.60	Share Purchase Offer and Subscription Agreement dated August 16, 2007(13)

10.61	Debt Conversion Agreement with F. James McCarl dated November 12, 2007(14)

10.62	Debt Conversion Agreement with Thomas Szabo dated November 12, 2007(14)

10.63	Subscription and Debt Conversion Agreement with George Mainas dated November 12, 2007(14)

10.64	Settlement Agreement and Mutual Release with Savvior Technology Solutions dated November 16, 2007(14)

10.65	2007 Equity Incentive Plan (14)

10.66	Project Management Agreement with Mr. Bernsen dated March 18, 2008 (15)

10.67	Co-Development Agreement dated April 2, 2008 with Fuqua Films, Inc. (16)

10.68	Subscription Agreement dated April 8, 2008 with George Mainas (16)

10.69	Subscription Agreement dated April 8, 2008 with Kevin M. Kearney (16)

10.70	Consulting Agreement between the Company and CRG Partners, Inc. dated as of April 22, 2008 (17)

10.71	Subscription Agreement dated May 21, 2008 with Kevin Kearney (18)

10.72	Subscription and Debt Conversion Agreement dated June 2, 2008 with George Mainas (18)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (3)

16	Letter from Burnham and Schumm P.C. dated April 29, 2008 (17)

21	Listing of Subsidiaries (19)

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (19)

32	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (19)

(1)	Incorporated by reference from the Company’s Form 10-SB, as filed on March 9, 2000.
(2)	Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.
(3)	Incorporated by reference from the Company’s Form 10K-SB, as filed on August 18, 2004.
(4)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.
(5)	Incorporated by reference from the Company’s report on Form 8-K, as filed on June 22, 2007.
(6)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.
(7)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the period ended August 31, 2005, as filed on October 24, 2005.
(8)	Incorporated by reference from the Company’s annual report on Form 10-KSB for the period ended February 28, 2007 as filed on June 13, 2007.
(9)	Incorporated by reference from the Company’s quarterly report on Form 10-QSB for the quarterly period ended May 31, 2006 as filed on July 20, 2006.
(10)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 6, 2007.
(11)	Incorporated by reference from the Company’s report on Form 8-K, as filed on May 23, 2007.
(12)	Incorporated by reference from the Company’s report on Form 10KSB, as filed on June 13, 2007.
(13)	Incorporated by reference from the Company’s report on Form 8-K, as filed on August 21, 2007.
(14)	Incorporated by reference from the Company’s report on Form 8-K, as filed on November 16, 2007.
(15)	Incorporated by reference from the Company’s report on Form 8-K, as filed on March 28, 2008.
(16)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 8, 2008.
(17)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 29, 2008.
(18)	Incorporated by reference from the Company’s report on Form 8-K, as filed on June 5, 2008.
(19)	Attached as an exhibit to this report.

(b) Reports on Form 8-K

The Company filed a Form 8-K on March 18, 2008 regarding its execution of a Project Management Agreement with Mr. Bernsen, the resignations of Mr. Bernsen, and the appointments of Mr. Hayes.

The Company filed a Form 8-K on April 8, 2008 regarding its execution of a Co- Development Agreement with Fuqua Films and a private placement for sale of 250,000 shares of Company common stock.

The Company filed a Form 8-K on May 1, 2008 regarding its execution of a consulting agreement for investor communication and public relations services with CRG Partners, Inc. and the resignation of Burnham and Schumm, P.C. as our independent public accounting firm and appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as our independent public accounting firm (see Item 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE).

The Company filed a Form 8-K on June 5, 2008 regarding the appointment of Mr. Kearney as a director and the issuance of unregistered securities to CRG Partners, Inc., Mr. Mainas and Mr. Kearney.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $24,726 and $23,372, respectively, to its principal accountant for the audit of its annual financial statements and review of its financial statements included on Form 10-QSB and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal years ended February 29, 2008 and February 28, 2007.

Audit-Related Fees

There were not payments for audit-related fees for the fiscal years ended February 29, 2008 and February 28, 2007.

Tax Fees

The Company paid an aggregate of $1,500 and $1,500, respectively, to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 29, 2008 and February 28, 2007. Such services comprised: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 29, 2008 and February 28, 2007.

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

Public Media Works, Inc.
(Registrant)

Date: July 14, 2008	/s/ Al Hayes
	By:	Al Hayes
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Al Hayes
Al Hayes	Chief Executive Officer, Secretary, and principal financial officer	July 14, 2008

/s/ George Mainas
George Mainas	Director	July 14, 2008

/s/ Kevin Kearney
Kevin Kearney	Director	July 14, 2008

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

,

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

To the Board of Directors and Stockholders

of Public Media Works, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Public Media Works, Inc. and subsidiaries (the “Company”) as of February 29, 2008 and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Public Media Works, Inc. and subsidiaries as of February 29, 2008 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operating activities through February 29, 2008 and at February 29, 2008, it has an accumulated deficit of $4,618,288. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda, & Williamson, LLP

Newport Beach, California

July 11, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM—BURNHAM & SCHUMM, P.C.

To the Board of Directors and Stockholders

of Public Media Works, Inc.

We have audited the accompanying consolidated balance sheet of Public Media Works, Inc. and subsidiaries (a Delaware corporation) as of February 28, 2007 and the related consolidated statements of operations, stockholders equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. and subsidiaries as of February 28, 2007 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred significant recurring new losses and negative cash flows from operating activities through February 28, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result form the outcome of this uncertainty.

/s/ Burnham & Schumm, P.C.

Salt Lake City, Utah

May 18, 2007

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2008 AND 2007

	2008	2007
Assets
Current Assets:
Cash	$1,212	$6,802
Prepaid expenses and deposits	4,741	6,006

Total current assets	5,953	12,808
Equipment, net	2,279	5,890
Film development costs	248,390	317,186

Total Assets	$256,622	$335,884

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$59,454	$141,215
Due to creditor	25,000	—
Related party advances	22,500	17,000
Film participation interests	120,000	120,000
Accrued interest on notes payable to stockholders	285,442	225,834
Notes payable to stockholders	608,980	693,117
Notes payable, line of credit, related party	182,622	182,622

Total current liabilities	1,303,998	1,379,788

Stockholders’ Deficit:
Common stock, $.0001 par value 100,000,000 shares authorized, 4,481,440 and 1,859,463 issued and outstanding	448	186
Additional paid-in capital	3,570,464	2,875,480
Accumulated deficit	(4,618,288)	(3,919,570)

Total stockholders’ deficit	(1,047,376)	(1,043,904)

Total Liabilities and Stockholders’ Deficit	$256,622	$335,884

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
Revenues	$—	$5,875

Total revenues	—	5,875

Cost of film development	4,770	—
Impairment of film development costs	108,243	—

Gross profit (loss)	(113,013)	5,875

Expenses
Other general administrative expenses	192,782	89,976
Professional fees	132,974	70,664

Total expenses	325,756	160,640

Operating loss	(438,739)	(154,765)

Other expense:
Equity in losses on investment in limited liability company	(2,215)	(46,363)
Loss on conversion of note payable to stockholders	(186,500)	—

Interest expense	(69,664)	(56,745)

Total other expense	(258,379)	(103,108)

Loss before income taxes	(697,118)	(257,873)
Provision for income taxes	1,600	1,600

Net loss	$(698,718)	$(259,473)

Net loss per common share – basic and diluted	$(.26)	$(.15)

Weighted average number of shares outstanding – basic and diluted	2,709,132	1,747,378

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND 2007

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Accumulated Deficit	Total
Balance, February 28, 2006	1,540,950	$154	$2,528,927	$(3,660,097)	$(1,131,016)
Common stock issued for services rendered	32,500	3	34,747	—	34,750
Common stock issued for $1.00 per share in June 7, 2006	50,000	5	49,995	—	50,000
Common stock issued for conversion of note principal and interest	236,013	24	261,811	—	261,835
Net loss	—	—	—	(259,473)	(259,473)

Balance, February 28, 2007	1,859,463	$186	$2,875,480	$(3,919,570)	$(1,043,904)

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	Common Stock		Additional Paid-in Capital
	Shares	Amount		Accumulated Deficit	Total
Balance, February 28, 2007	1,859,463	$186	$2,875,480	$(3,919,570)	$(1,043,904)
Common stock issued for services rendered	15,000	1	77,999		78,000
Common stock issued for $2.00 per share in March 2007	50,000	5	99,995		100,000
Common stock issued between $.10 and $.30 per share between August and November 2007	716,667	72	154,928		155,000
Fair value of stock options at grant date, November 12, 2007			31,000		31,000
Common stock issued for conversion of note principal and interest	1,840,310	184	331,246		331,246
Net loss	—	—	—	(698,718)	699,718

Balance, February 29, 2008	4,481,440	$448	$3,570,464	$(4,618,288)	$(1,047,376)

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(698,718)	$(259,473)

Adjustments to reconcile net loss to cash used by operating activities:
Fair value of stock options at grant date	31,000	—
Expenses incurred to related party creditors	—	18,345
Loss on disposal of equipment and investment in LLC	2,215	46,363
Depreciation	3,611	3,702
Film development cost impairment loss	108,243	—
Common stock issued for services and expenses	78,000	34,750
Loss on Conversion of notes payable to shares	186,500	—

Changes in operating assets and liabilities:
Decrease in accounts receivable	—	994
(Increase) decrease in prepaid expenses and deposits	1,265	(6,006)
Increase (decrease) in accounts payable and accrued expenses	(30,363)	37,930
Due to creditor	25,000
Due to related parties	5,500
Accrued interest	59,608
Film development costs capitalized	(39,447)	(250,686)

Net cash used by operating activities:	(267,586)	(374,081)

Cash flows from investing activities:
Purchase of equipment	—	(483)

Net cash used by investing activities	$—	$(483)

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND 2007

	2008	2007
Cash flows from financing activities:
Issuance of common stock	$215,000	$50,000
Proceeds from related party borrowings	57,026	199,975
Repayment of related party borrowings	(16,030)	(6,000)
Proceeds from related party advances	6,000	17,000
Proceeds from film participation interests	—	120,000

Net cash provided by financing activities	261,996	380,975

Net increase (decrease) in cash	(5,590)	6,411
Cash, beginning of period	6,802	391

Cash, end of period	$1,212	$6,802

Supplemental Disclosures of Cash Flow Information:
Interest	$1,000	$—

Income taxes	$1,600	$1,600

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

FOR THE YEARS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

Non-cash, investing and financing activities

During the year ended February 29, 2008:

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. under which it issued 15,000 shares of its common stock. The services were valued at $78,000 and are expensed as general and administrative expenses in the statement of operations over the three month term of the agreement.

On November 16, 2007, the Company issued 1,840,310 shares of its common stock to three related party debt holders share upon conversion of $184,031 in notes payable.

On November 12, 2007, the Company granted its legal counsel stock options to purchase up to 200,000 shares of its common stock at $.10 per share with a value of $31,000. These stock options expire on November 12, 2012. All of these stock options vested on November 12, 2007.

During the year ended February 28, 2007:

On April 6, 2006, the Company entered into a note payable conversion agreement. A $44,155 note payable was reduced to $10,000 by issuing 8,308 shares of common stock, which reduced the note payable by $34,155.

On April 6, 2006, the Company issued 7,500 shares of its common stock to an individual that provided consulting services. The consulting services were valued at $9,750 and were expensed as part of general and administrative expenses. .

On July 18, 2006, the Company entered into two promissory note conversion agreements. $227,680 of note principal was converted into 227,680 shares of common stock at $1.00 per share.

On July 18, 2006, the Company issued its chief executive officer 25,000 shares of common stock at $1.00 per share for a total of $25,000 as compensation for work provided on various projects.

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 29, 2008

1. Organization and Basis of Presentation

Organization and Business

Public Media Works, Inc. (formerly Burnam Management, Inc.) (the “Company”) was incorporated under the laws of the State of Delaware on March 3, 2000. The Company is engaged in the development, production, marketing and distribution of film, music and television entertainment media. On August 30, 2003, the Company entered into a share exchange agreement with Public Media Works, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company.

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand. On April 29, 2007, the Company obtained a 20% equity ownership in Dead Air, LLC (“Dead Air”) (a California Limited Liability Company) for the purpose of production and exploitation of a motion picture entitled Dead Air.

Basis of Presentation

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $698,718 during year ended February 29, 2008, has an accumulated deficit of $4,618,288 at February 29, 2008 and has incurred net cash outflows from operating activities during the years ended February 29, 2008 and February 28, 2007 of approximately $267,586 and $374,081, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company will need to obtain additional financing through the sale of equity securities and / or the issuance of debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. (See NOTE 4 for additional information regarding management’s plans)

Reverse Stock Split

Effective June 28, 2007, the Company completed a 1 for 20 reverse stock split. The accompanying consolidated financial statements reflect all common stock share data and share prices, including stock options to purchase common stock as restated for all periods presented to give the effect to the reverse stock split. Per share amounts, including loss per share, have been increased by a factor of 20 and shares have been divided by 20.

2. Restatement of Fiscal 2008 Interim Financial Statements

Quarter Ended May 31, 2007

Certain film development costs were capitalized in the first quarter of fiscal 2008 that did not meet the criteria for capitalization in accordance with AICPA Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films, which resulted in an understatement of the Company’s net loss in the amount of $11,135 for the quarter ended May 31, 2007.

The Company did not properly account for its share of losses in Dead Air, LLC, which is accounted for using the equity method. Losses in Dead Air, LLC and the net loss for the quarter ended May 31, 2007 was understated by $2,215.

A summary of the aggregate effects of the foregoing restatements on the Company’s unaudited interim financial statements for the periods presented herein is shown below.

Changes to Unaudited Consolidated Balance Sheet

	As Reported	As Restated
Quarter Ended May 31, 2007
Film development costs	$325,116	$313,981
Total assets	334,335	323,200
Accounts payable and accrued expenses	109,618	111,833
Total liabilities and shareholders’ deficit	$334,335	$323,200

Changes to Consolidated Statement of Operations
Operating expenses	0	(11,135)
General & administrative expenses	(154,851)	(126,251)
Equity in losses of investment in limited liability company	0	(2,215)
Net loss	(171,449)	(146,864)
Loss per common share – basic and diluted	(.09)	(.08)

Quarter Ended August 31, 2007

The Company did not properly account for share based compensation related to services provided by an investors’ relation group. As a result, an understatement of general & administrative expenses and net loss by $28,600 occurred in the second quarter ended August 31, 2007.

Changes to Consolidated Statement of Operations

	As Reported	As Restated
General & administrative expenses	(50,566)	(79,166)
Net loss	(65,459)	(94,059)
Net loss per common share – basic and diluted	(.05)	(.13)

Quarter Ended November 30, 2007

An error occurred in the Company’s calculation of the value of options granted for professional services on November 12, 2007, which resulted in an understatement of the Company’s net loss by $12,640, and an understatement of additional-paid-in-capital in the amount of $12,640. Also on November 12, 2007, the Company did not account for the debt conversion and private placement, which resulted in an understatement of the Company’s net loss and accumulated deficit in the amount of $186,500 for the third quarter ended November 30, 2007.

Changes to Unaudited Consolidated Balance Sheet

	As Reported	As Restated
Additional-paid-in-capital	$3,370,608	$3,569,748
Accumulated deficit	(4,278,224)	(4,477,364)
Total Stockholder’s Deficit	(907,168)	(907,168)
Total Liabilities and Stockholders’ Deficit	$(907,168)	$(907,168)

Changes to Consolidated Statement of Operations
Professional fees	$34,460	$47,100
Operating loss	(108,300)	(120,340)
Net loss	(121,746)	(320,586)
Loss per common share – basic and diluted	(.05)	(.13)

3. Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to evaluating the carrying value of film development costs and related amortization, film participation interests, estimate of loss contingencies, accruals and stock based compensation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and DOD, LLC, a wholly owned subsidiary. All significant inter-company accounts and transactions have been eliminated in consolidation.

Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company’s cash, accounts payable and accrued expenses approximates their estimated fair values due to the short-term maturities of those financial instruments.

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Management believes it is not practical to estimate the fair value of such financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs.

Equipment

Equipment is recorded at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the useful lives of the related assets ranging from three to five years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of equipment are reflected in operations.

Film Development Costs

Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management’s policy is to write off film development costs after three years if the film or television show has not been financed for production or began successful distribution.

Revenue Recognition

Revenue from the sale or licensing of films is recognized upon meeting all recognition requirements of Statement of Position 00-2 “Accounting by Producers or Distributors of Films” (“SOP 00-2”). Revenue from the theatrical release of feature films is recognized at the time of exhibition based on the Company’s participation in box office receipts. Revenue from the sale of DVDs in the retail market, net of an allowance for estimated returns and other allowances, is recognized on the later of receipt by the customer or “street date” (when it is available for sale by the customer). Under revenue sharing arrangements, rental revenue is recognized when the Company is entitled to receipts and such receipts are determinable. Revenue from sales to international territories are recognized when access to the feature film has been granted or delivery has occurred, as required under the sales contract, and the right to exploit the feature film has commenced. For multiple media rights contracts with a fee for a single film or television program where the contract provides for media holdbacks (defined as contractual media release restrictions), the fee is allocated to the various media based on management’s assessment of the relative fair value of the rights to exploit each media and is recognized as each holdback is released. For multiple-title contracts with a fee, the fee is allocated on a title-by-title basis, based on management’s assessment of the relative fair value of each title. Revenues of $5,875 were earned in fiscal year ended February 28, 2007 for developing a game show called “Carry Your Weight”.

Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred. For the years ended February 29, 2008 and February 28, 2007, advertising expense was $5,675 and $2,160, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measure using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

In May 2007, the FASB issued Staff Position FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”), which amends FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48,” together with FSP FIN 48-1 referred as “FIN 48, as amended”). As of March 1, 2007, we adopted the provisions of FIN 48, as amended, which clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48, as amended, prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position an entity takes or expects to take in a tax return. To recognize a tax position, the tax position must be more-likely-than-not sustainable upon examination by the relevant taxing authority, and the relevant measurement of the position must be the largest amount of benefit that we would more than 50% likely realize upon settlement. We would recognize the benefit of a position in the interim reporting period during which it meets the threshold, unless we effectively settle it earlier through examination, negotiation, or litigation or the applicable statute of limitations period expires.

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of February 29, 2008, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

Net Loss Per Common Share – basic and diluted

Net loss per common share is computed by dividing loss available to common shareholders by the weighted average common shares issued and outstanding. Net loss is divided by the weighted average number of common shares issued and outstanding for each period adjusted by amounts representing the dilutive effect of stock options outstanding. The effects of 325,000 stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be anti-dilutive Dilutive potential common shares are calculated using the treasury stock method.

Stock-Based Compensation

On March 1, 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share Based Payment, (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the awarded – the requisite service period. The Company determines the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on March 1, 2006 that are subsequently modified, repurchased, or cancelled. Prior periods were not restated to reflect the impact of adopting the new standard.

Significant Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on March 1, 2007. The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. As of February 29, 2008 the Company has not recognized liabilities for penalty and interest as the Company does not have liability for unrecognized tax benefits.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement focuses on creating consistency and comparability in fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157 on our financial statements and believe it is unlikely to adversely effect the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations, and believe it is unlikely to have a material adverse impact.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS No. 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early application is not permitted. The Company has not yet determined the impact, if any, SFAS No. 141R will have on its consolidated financial statements, but believes any impact with respect to future acquisitions could be material.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements, but believes any impact will not be material

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

4. Going Concern and Liquidity Matters

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $698,718 during year ended February 29, 2008, and has incurred net cash outflows from operating activities during the years ended February 29, 2008 and February 28, 2007 of approximately $267,586 and $374,081, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern.

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

The Company does not currently have any funding for any of the projects described above under the headings “Other Film Projects” or “Television Projects”, and there can be no assurances that the Company will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. The Company has not generated any significant revenues from these projects as of the date of this report, and there can be no assurances the Company will ever generate any revenues from these projects.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company will need to obtain additional financing through the sale of equity securities and / or the issuance of debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

5. Film Development Costs

At February 29, 2008 and February 28, 2007, the Company has capitalized $248,390 and $317,186, respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna On Demand.” At February 29, 2008, $239,340 has been capitalized for the production of this movie which is currently commencing distribution.

On September 6, 2005, the company purchased the rights to “A Taste of History” and “Run N’ Gun” (“Rights”) for $62,500 from World Equities, LLC. A shareholder and director of the Company is also a member of World Equities, LLC. The Company has determined that the Rights should be written off as of February 29, 2008, as there is no active market for the two projects.

During 2007, the Company paid $9,050 for two movie scripts. In 2004 the Company purchased a movie script for $4,000 called “The Action.” At February 29, 2008, the script is over three years old and has not been developed; therefore, it has been expensed in the accompanying consolidated statements of operations.

6. Limited Liability Companies Accounted Using the Equity Method

On April 20, 2007, the Company obtained a 20% equity ownership of Dead Air, LLC (“Dead Air”). The purpose of the LLC is the production and exploitation of a motion picture entitled Dead Air. The Company has recorded a loss related to its share in losses of Dead Air, LLC in the amount of $2,215 for the year ended February 29, 2008. Investment members in Dead Air will recoup their capital investment pro rata based on their contributions and ownership percentages. Distribution of net profits from Dead Air shall be made after payment of front end costs, repayment of capital contribution of each Investment Member, payment of back end deferrals, payment on a pro-rata basis to each investor, then the remaining profits will be divided equally between Public Media Works, Inc. and Antibody Films Development, LLC.

The results of operations and financial position of Dead Air, LLC at February 29, 2008 and for the period from April 20, 2007 (inception) through February 29, 2008 are as follow:

Current Assets	$14,040
Film Development Costs	33,823

Total Assets	$47,863

Current Liabilities	78
Film Participation Interest	50,000
Deficit	(2,215)

Total Liabilities and Deficit	$47,863

Total Expenses	$2,715
Other Income	(500)

Net Loss	$2,215

Dead Air accounts for film development costs consistent with the Company’s accounting policy as more fully described in Note 3 Summary of Significant Accounting Policies – Film Development Costs and SOP 00-2.

7. Equipment

Equipment comprises the following at February 29, 2008 and February 28, 2007:

	2008	2007
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	36,190

	38,774	38,774
Less: accumulated depreciation	36,465	32,884

Equipment, net	$2,279	$5,890

Depreciation expense for the years ended February 29, 2008 and February 28, 2007 was $3,611 and $3,702, respectively.

8. Due To Creditor`

On June 21, 2007, DOD, LLC obtained a $25,000 short-term loan from an individual. The note is unsecured, non-interest bearing and due on demand.

9. Note Payable, Line of Credit, Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a shareholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. At February 29, 2008, the outstanding balance is $182,622 and is due on demand.

10. Note Payable, Stockholders

Stockholder notes payable consist of the following at February 29, 2008 and February 28, 2007:

	2008	2007
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% per annum on $340,000, the note is unsecured and due on demand.	$442,947	$465,727
Note payable to an individual, also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715
Notes payable to four individuals, also stockholders of the Company, interest is being charged at 6% per annum, the notes are unsecured and due on demand.	49,318	110,675
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6% per annum, the note is unsecured and due on demand.	100,000	100,000

	$608,980	$693,117

11. Common Stock

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

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. to provide services over a three month period under which it issued 15,000 shares of its common stock in exchange for such services. The shares were valued based on the value of the services totaling $78,000 (which is more clearly determinable) and were expensed and included as general and administrative expenses in the accompanying consolidated statement of operations for 2008.

On August 16, 2007, the Company issued 216,667 shares of its common stock at $0.30 per share for a total amount of $65,000.

On November 16, 2007, the Company issued 1,840,310 shares of its common stock to three related party debt holders for $.10 per share in exchange for the conversion of $184,031 of principal and accrued interest for certain notes payable. The Company recorded a loss on the conversion totaling approximately $186,500 based on the trade price of the common stock on the conversion date.

12. Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (the Plan), which is not yet shareholder-approved, permits the grant of share options and shares to its employees and affiliates for up to one million shares of common stock. The Company believes that such awards better align the interests of its employees and affiliates with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant. At February 29, 2008, no options have been granted under the Plan.

On October 1, 2005, the Company issued stock options (outside of the Plan) to two members of its management. Each of the two individuals received the right to purchase up to 50,000 shares of the Company’s common stock at $5.00 per share. The stock options expire on October 1, 2008 or six months after the individual terminates its affiliation with the Company’s board of directors, whichever comes first. In addition, the Company granted its legal counsel stock options to purchase up to 25,000 shares of its common stock at $5.00 per share. These stock options expire October 1, 2008. All of the stock options vested on October 1, 2005.

On November 12, 2007, the Company granted its legal counsel stock options (outside of the Plan) to purchase up to 200,000 shares of its common stock at $.10 per share. These stock options expire on November 12, 2012. All of these stock options vested on November 12, 2007.

The compensation cost that has been charged against income for the stock options issued was $31,000 for the year ended February 29, 2008 and -0- for the year ending February 28, 2007. The stock options that were granted were not part of the 2007 Equity Incentive Plan.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Year ended February 29, 2008	Year ended February 28, 2007
Expected volatility	112.73%	140.05%
Expected dividends	0%	0%
Expected terms (in years)	2.5	1-3
Risk-free rate	3.75%	2.75%

A summary of option activity as of February 29, 2008 and February 28, 2007, and changes during the year then ended is presented below:

Options	Shares	Weighted Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2006	175,000	$5.00	2.6	$470,058
Granted	—	—
Exercised	—	—
Forfeited or expired	(50,000)	5.00

Outstanding at February 28, 2007	125,000	$5.00	1.6
Granted	200,000	.10	3.0
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 29, 2008	325,000	$1.99	3.15	$557,209

Exercisable at February 29, 2008	325,000	$1.99	3.15	$557,209

The weighted-average grant-date fair value of options granted during the years ended February 29, 2008 and February 28, 2007 was $31,000 and $-0-. The total fair value of options exercised during the years ended February 29, 2008 and February 28, 2007 was $-0-. There is no unvested compensation at February 29, 2008.

13. Income Taxes

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely – than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on March 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. There are no unrecognized tax benefits as of March 1, 2007. As of February 29, 2008 the Company has not yet completed its analysis of the deferred tax assets for net operating losses. As such, this amount and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. The Company will complete a Section 382 analysis regarding the limitation of the net operating loss, if the company utilizes the net operating loss.

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the U.S. and 2003 and forward by California tax authorities due to the carry forward of unutilized net operating losses. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended February 29, 2008, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on March 1, 2007, the Company did not record any interest or penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At February 29, 2008, the Company had net deferred tax assets of approximately $1.457 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The provision for income tax consists of the following components at February 29, 2008 and February 28, 2007:

	2008	2007
Current:
Federal income taxes	$—	$—
State income taxes	1,600	1,600
Deferred	—	—

	$1,600	$1,600

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	For the year ended February 29, 2008	For the year ended February 28, 2007
Expected tax benefit using regular rates	$(174,154)	$(87,677)
State minimum tax	1,600	1,600
Valuation allowance	174,154	87,677

Tax Provision	$1,600	$1,600

The Company has loss carry forwards totaling $3,554,024 that may be offset against future federal income taxes. If not used, the carry forwards will expire as follows:

Operating Losses
2020	$380,704
2021	128,030
2022	125,383
2023	657,670
2024	921,821
2025	578,518
2026	257,319
2027	504,579

$3,554,024

In addition, the Company has a $125,000 capital loss carryover. The capital loss carryover expires, if not used, during the year ended 2011. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

14. Subsequent Events

On June 2, 2008, the Company converted $30,000 of Company debt owed to George Mainas into 120,000 shares of Company common stock at $.25 per share. Mr. Mainas is a director, creditor and shareholder of the Company. The shares of the Company’s Common Stock to be issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under.

On June 2, 2008, the Board of Directors of the Company appointed Kevin Kearney as a director.

On May 21, 2008, the Company raised $25,000 through the sale of a total of 100,000 shares of Company common stock at $.25 per share to Kevin Kearney, an accredited investor. The issuance of the Company’s shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement during the renewal period. The 60,000 shares issued on April 22, 2008 were valued at $.13 per share or $7,800 and will be expensed in the statement of operations.

On April 8, 2008, the Company executed a Co-Development Agreement with Fuqua Films, Inc. pursuant to which the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the bank “Without A Badge” by Jerry Speziale. In connection with the Co-Development Agreement, the Company raised $25,000 through the sale of a total 250,000 shares of its common stock at $.10 per share.

On March 18, 2008, the Company granted a board member stock options to purchase up to 200,000 shares of its common stock at $.25 per share. These stock options expire on March 18, 2013 or 30 days after the option holders termination. All of the options vested on March 18, 2008.

In March 2008, the Company entered into a Project Management Agreement with Corbin Bernsen, a shareholder and the Company’s former Chief Executive Officer and director. Under the terms of the Project Management Agreement, for the motion pictures and projects known as “Car Pool Guy,” “Dead Air” and “Donna On Demand,” the Company granted Mr. Bernsen the sole right to (i) secure financing to complete the projects; (ii) oversee and manage the production of the projects and/or (iii) oversee the distribution of the projects. In exchange for the past and future efforts of Mr. Bernsen with respect to these projects, the Company granted Mr. Bernsen the right to receive 50% of any revenue or sales proceeds which the Company may receive, if any, under the various agreements relating to these projects, to be paid to Mr. Bernsen when and if such revenue or sales proceeds are received by the Company.

On June 20, 2008, the Company granted each of Mr. Kearney and Mr. Mainas options to purchase 200,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.