Form 10QSB
period 2008-05-31
PUBLIC MEDIA WORKS INC
filed 2008-07-21
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2008

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

On July 1, 2008, the registrant had outstanding 5,011,440 shares of Common Stock, which is the registrant’s only class of common equity.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☑

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

Form 10-QSB

For the Quarter Ended May 31, 2008

Note Regarding Forward Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-QSB may contain statements relating to future results of Public Media Works, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-KSB. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	May 31, 2008 (Unaudited)	February 29, 2008
Assets
Current assets:
Cash	$28,662	$1,212
Prepaid expenses	5,487	4,741

Total current assets	34,149	5,953
Equipment, net	1,779	2,279
Film development costs	285,140	248,390

Total assets	$321,068	$256,622

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$86,998	$59,454
Due to creditor	25,000	25,000
Related party advances	35,250	22,500
Film participation interests	120,000	120,000
Accrued interest to stockholders	300,032	285,442
Notes payable to stockholders	633,338	608,980
Notes payable to a related party	182,622	182,622

Total current liabilities	1,383,240	1,303,998

Stockholders’ deficit
Common stock $.0001 par value, 100,000,000 shares authorized 4,891,440 and 4,481,440 issued and outstanding	489	448
Additional paid-in capital	3,678,443	3,570,464
Accumulated deficit	(4,741,104)	(4,618,288)

Total stockholders’ deficit	(1,062,172)	(1,047,376)

Total liabilities and stockholders’ deficit	$321,068	$256,622

See accompanying notes, which are an integral part of the consolidated financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES.

Consolidated Statement of Operations -

(Unaudited)

	Three months ended May 31,
	2008	2007 (Restated)
Revenue	$—	$—

Total revenues	—	—
Impairment of film development costs	—	11,135

Gross profit (loss)	—	(11,135)

Expenses:
Other general and administrative expenses	43,082	73,285
Professional fees	37,730	43,631

	80,812	116,916

Operating loss	(80,812)	(128,051)

Other expense:
Loss on issuance of common stock	(27,500)	—
Equity in losses on investment in limited liability company	(1,414)	(2,215)
Interest expense	(13,090)	(14,998)

Total other expense	(42,004)	(17,213)

Loss before incomes taxes	(122,816)	(145,264)
Provision for income taxes	—	1,600

Net Loss	(122,816)	(146,864)
Accumulated deficit, beginning of period	(4,618,288)	(3,919,570)

Accumulated deficit, end of period	$(4,741,104)	4,066,434

Net loss per common share - basic and diluted	$(0.03)	$(0.08)

Weighted average number of shares outstanding, basic and diluted (*)	4,661,766	1,910,061

(*)	Adjusted for 20-1 reverse stock split effected June 2007.

See accompanying notes, which are an integral part of the consolidated financial statements.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	Three months ended May 31, 2008	Three months ended May 31, 2007 (Restated) _
Cash flows from operating activities:
Net loss	$(122,816)	$(146,864)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	500	750
Loss on issuance of common stock	27,500
Common stock issue for services	7,800	49,400
Fair value of stock options at grant date	22,720	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(746)	488
(Increase) in film development costs capitalized	(36,750)	(3,915)
Increase (decrease) in accounts payable and accrued expenses	42,134	(16,100)

Net cash used by operating activities	(59,658)	(111,843)

Cash flows from investing activities:
Net cash used by investing activities	—	—

Cash flows from financing activities:
Issuance of common stock	50,000	100,000
Proceeds from related party borrowings	24,358	14,000
Payment of related party borrowings	—	(12,000)
Proceeds from related party advances	12,750	6,000

Net cash provided by financing activities	87,108	108,000

Net increase (decrease) in cash and cash equivalents	27,450	(3,843)
Cash and cash equivalents, beginning of period	1,212	6,802

Cash and cash equivalents, end of period	$28,662	$2,959

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest paid	$—	$1,000
Income taxes paid	$—	$800

See accompanying notes, which are an integral part of the consolidated financial statements.

Non-cash, investing and financing activities

During the three months ended May 31, 2008:

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. under which it issued 60,000 shares of its common stock for services. The services were valued at $7,800 and are expensed as general and administrative expenses in the statement of operations.

During the three months ended May 31, 2007:

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. under which it issued 15,000 shares of its common stock. The services were valued at $78,000 and are expensed as general and administrative expenses.

PUBLIC MEDIA WORKS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 2008

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Public Media Works, Inc. and its subsidiaries, (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-QSB pursuant to the rules and regulations of Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three-month period May 31, 2008 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended February 29, 2008, as filed with the Securities and Exchange Commission on July 14, 2008.

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and recording / or disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of film development costs, certain accruals, deferred tax accounts and related valuation allowance and the fair value of equity instruments issued.

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

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand. On April 29, 2007, the Company obtained a 20% equity ownership in Dead Air, LLC (“Dead Air”) (a California Limited Liability Company) for the purpose of production and exploitation of a motion picture entitled Dead Air. The consolidated financial statements include the accounts of the Company and DOD, LLC, a wholly owned subsidiary and its equity interest ownership in Dead Air. All significant inter-company accounts and transactions have been eliminated in consolidation.

Going Concern and Liquidity Matters

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $122,816 during the quarter ended May 31, 2008, has an accumulated deficit of $4,741,104 at May 31, 2008 and has incurred net cash outflows from operating activities. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. See Note 3.

Reverse Stock Split

Effective June 28, 2007, the Company completed a 1 for 20 reverse stock split. The accompanying consolidated financial statements reflect all common stock share data and share prices, including stock options to purchase common stock as restated for all periods presented to give the effect to the reverse stock split. Per share amounts, including net loss per share-basic and diluted, have been increased by a factor of 20 and shares have been divided by 20.

Reclassifications

Certain reclassifications have been made to prior comparative three months ended financial statements to conform to the current three months ended presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

2. Restatements of May 31, 2007 Interim Financial Statements

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

The Company did not properly account for share based compensation related to services provided by an investors’ relation group. As a result, an overstatement of general & administrative expenses of $28,600 occurred in the first quarter ended May 31, 2007.

A summary of the aggregate effects of the foregoing restatements on the Company’s unaudited interim financial statements for the periods herein is shown below.

Quarter Ended May 31, 2007

Changes to Unaudited Consolidated Balance Sheet

	As Reported	As Restated
Film development costs	$325,116	$313,981
Total assets	334,335	323,200
Accounts payable and accrued expenses	109,618	111,833
Total liabilities and stockholders’ deficit	$334,335	$323,200

Changes to Consolidated Statement of Operations

Operating expenses	0	(11,135)
General & administrative expenses	(154,851)	(116,916)
Equity in losses of investment in limited liability company	0	(2,215)
Net loss	$(171,449)	$(146,864)
Net loss per share – basic and diluted	$(.09)	$(.08)

3. Going Concern and Liquidity Matters

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report, dated July 14, 2008, which is included in our Form 10-KSB for the year ended February 29, 2008.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During the three months ended May 31, 2008 the Company generated net proceeds of approximately $87,108. The Company is in various stages of development on numerous film and television projects. The Company’s ability to complete the projects is subject to a variety of factors, including the Company’s ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; the Company’s ability to secure appropriate sets and locations; the Company’s ability to secure suitable outlets for the release of its projects; and the Company’s election to change its production schedule for new projects. The Company will need to obtain additional financing through the sale of equity securities and / or the issuance of debt, if needed. The sale of additional securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that such financing will be available on acceptable terms, or at all.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. Recent Accounting Developments

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

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future acquisitions could be material.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per share.” Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company as of May 31, 2008 had 525,000 (May 31, 2007 – 125,000 stock options) stock options that were not included in the net loss per common share diluted due to the options being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Film Development Costs

At May 31, 2008 and February 29, 2008, the Company has capitalized $285,140 and $248,390 respectively for film development costs. In January 2007, the Company started production of a movie titled “Donna on Demand.” Through May 31, 2008, $251,090 has been capitalized for the production of this movie. The film is currently commencing distribution.

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which has been capitalized in accordance with SOP 00-2.

The Company assessed the valuation of its film development costs and the Company’s management has determined that there was no impairment of the Company’s film development costs as of May 31, 2008.

7. Limited Liability Companies Accounted Using the Equity Method

On April 20, 2007, the Company obtained a 20% equity ownership of Dead Air, LLC (“Dead Air”). The purpose of the LLC is the production and exploitation of a motion picture entitled “Dead Air”. The Company has recorded a loss related to its share in losses of Dead Air, LLC in the amount of $1,414 for the quarter ended May 31, 2008. Investment members in Dead Air will recoup their capital investment pro rata based on their contributions and ownership percentages. Distribution of net profits from Dead Air shall be made after payment of front end costs, repayment of capital contribution of each Investment Member, payment of back end deferrals, payment on a pro-rata basis to each investor, then the remaining profits will be divided equally between Public Media Works, Inc. and Antibody Films Development, LLC.

The unaudited results of operations and financial position of Dead Air LLC at May 31, 2008 and 2007 and for the three months ended May 31, 2008 and from inception April 20, 2007 through May 31, 2007 are as follow:

	2008	2007
Current Assets	$1,063	$693
Film Development Costs	56,142	33,823

Total Assets	57,205	34,516
Current Liabilities	451	931
Notes Payable	10,383	5,800
Film Participation Interest	50,000	30,000
Deficit	(3,629)	(2,215)

Total Liabilities and Deficit	$57,205	$34,516
Total Expenses	1,414	2,715
Other Income	—	(500)
Net Loss	$1,414	$2,215

Dead Air accounts for film development costs consistent with the Company’s accounting policy as more fully described in Note 3 Summary of Significant Accounting Policies - Film Development of the Company’s Form 10-KSB for the year ended February 29, 2008.

8. Equipment

Equipment comprises the following at May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Furniture and leasehold improvements	$2,554	$2,554
Computer and office equipment	36,190	36,190

	38,774	38,774
Less: accumulated depreciation	(36,995)	(36,495)

Equipment, net	$1,779	$2,279

Depreciation expense for the quarter ended May 31, 2008 and 2007 was $500 and $750, respectively.

9. Due to Creditor

On June 21, 2007, DOD, LLC obtained a $25,000 short-term loan from an individual. The note is unsecured, non-interest bearing and due on demand.

10. Line of Credit to a Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a shareholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. At May 31, 2008 and February 29, 2008, the outstanding balance is $182,622 and is due on demand.

11. Note Payable to Stockholders

Stockholder notes payable consist of the following at May 31, 2008 and February 29, 2008:

	May 31, 2008	February 29, 2008
Note payable to an individual, also a stockholder and director of the
Company, interest is being charged at 8% per annum on $340,000, the note is unsecured and due on demand.	$466,722	$442,947
Note payable to an individual also a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715
Notes payable to an individual also a stockholder of the Company, interest is being charged at 6% per annum, the notes are unsecured and due on demand.	49,901	49,318
Note payable to an individual, also a stockholder of the Company, interest is being charged at 6% per annum, the note is unsecured and due on demand, see note 5.	100,000	100,000

	$633,338	$608,980

12. Fair Value Measurements

We adopted SFAS 157 effective March 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the asset or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical or similar assets and liabilities.

Level 2:	Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amount of the Company’s financial assets and liabilities, including cash, accounts payable and accrued expenses approximate fair value, without being discounted, due to the short-term maturities during which these amounts are outstanding.

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of May 31, 2008.

13. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with State of Delaware effectuation the reverse stock split as of June 28, 2007.

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

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement during the renewal period. The 60,000 shares issued on April 22, 2008 were valued at $.13 per share or $7,800 and has been expensed in the statement of operations.

On April 8, 2008, the Company issued 250,000 shares of its common stock at $0.10 per share for a total amount of $25,000.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $.25 per share for a total amount of $25,000.

14. Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (the “Plan”), which is not yet shareholder-approved, permits the grant of share options and shares to its employees and affiliates for up to one million shares of common stock. The Company believes that such awards better align the interests of its employees and affiliates with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant.

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

On November 12, 2007, the Company granted its legal counsel stock options to purchase up to 200,000 shares of its common stock at $.10 per share. These stock options expire on November 12, 2012. All of these stock options vested on the grant date.

On March 18, 2007, the Company granted its Chief Executive Officer and principle financial officer stock options to purchase up to 200,000 of its shares of common stock at $.25 per share. These stock options expire on March 18, 2008. All of these stock options vested on the grant date.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and the other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Quarter ended May 31, 2008	Quarter ended February 29, 2008
Expected volatility	112.73%	112.73%
Expected dividends	0%	0%
Expected terms (in years)	5.0	2.5
Risk-free rate	3.3%	3.75%

A summary of option activity as of May 31, 2008, and changes during the period then ended is presented below:

Options	Shares	Weighted Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 28, 2007	125,000	5.00	1.6	$335,755
Granted	—	—	—	—
Exercised	—		—
Forfeited or expired		—	—

Exercisable at May 31, 2007	125,000	5.0	1.3	$335,755
Outstanding at February 29, 2008	325,000	1.99	3.15	$557,209
Granted	200,000.25		4.8	22,720
Exercised		—	—
Forfeited or expired		—	—

Outstanding at May 31, 2008	525,000	1.32	3.63	$579,929

Exercisable at May 31, 2008	525,000	1.32	3.63	$579,929

The weighted-average grant-date fair value of options granted during the periods ended May 31, 2008 was $22,710 and 2007 was $-0-. The total fair value of options exercised during the periods ended May 31, 2008 and 2007 was $-0-. There is no unvested compensation at May 31, 2008.

15. Income Taxes

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

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At May 31, 2008, the Company had net deferred tax assets of approximately $1.457 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of February 29, 2008 and May 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

16. Subsequent Events

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

Item 2.	Management’s Discussion and Analysis or Plan of Operations.

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

Overview

Public Media Works, Inc. (the “Company” or “PMW” or “we” or “our”) is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development and partners with other development, and production companies to produce these films.

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $122,816 during the quarter ended May 31, 2008, and has incurred net cash outflows from operating activities during the quarter ended May 31, 2008. Our independent accountants report for 2008 and 2007 in our Form 10KSB filed with the SEC on July 14, 2008 state that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

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

Plan of Operations

The Company did not generate any revenues during the quarter ending May 31, 2008. For the quarter ending May 31, 2008, the Company’s operating loss was $80,812, the Company had a net loss of ($122,816), and the Company’s net cash used by operating activities was $32,158. The Company reported a cumulative net loss of ($4,741,104) from its inception on March 3, 2000 through May 31, 2008.

During the next twelve months, the Company plans to continue with its current business plan of developing, producing, and marketing film, music and television entertainment media. The Company does not currently have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months. During the next twelve months, the Company does not anticipate any product research or development, any purchase or sale of plant or significant equipment, or any significant changes in the number of its employees.

Liquidity and Capital Resources

At May 31, 2008, our total assets were $321,068, our current assets totaled $34,149 and our current liabilities were $1,383,240. The amount of $308,252 of our current liabilities at May 31, 2008 are attributable to the liabilities of our wholly-owned subsidiary, DOD LLC, which amount is owed by DOD LLC and not the Company. Our stockholders’ deficit at May 31, 2008 was ($1,062,172), compared to stockholders’ deficit at February 29, 2008 of ($1,047,376).

As of May 31, 2008, the Company had a cash balance of $28,662. The Company does not currently have cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of May 31, 2008, the Company has an aggregate outstanding balance of $1,296,242, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of May 31, 2008, the Company had an outstanding balance of $697,603 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of May 31, 2008 was $238,946 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In May 2002, the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of May 31, 2008, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

4. As of May 2007, Mr. Bernsen, the Company’s CEO and a director, had loaned the Company $48,071. This loan bears interest at 6%. As of May 31, 2008, the balance due to Mr. Bernsen under this loan was $54,726, including accrued interest.

5. As of May 31, 2008, the Company’s wholly-owned subsidiary, DOD LLC, had an outstanding debt obligation to Mr. Bernsen’s mother, Jeanne Cooper in the amount of $108,002; an outstanding debt obligation to Mr. Mainas and Mr. Bernsen in the amount of $35,250; and a repayment obligation to the investors in the amount of $120,000 from any net profits which may be received from the film “Donna on Demand”.

6. On June 21, 2007, DOD LLC received a short-term $25,000 loan from an individual. The note is unsecured, bears no interest and is due on demand. As of May 31, 2008, the outstanding balance under this obligation was $25,000.

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

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of Film Development Costs on a quarterly basis. For the period ended May 31, 2008, we recognized no impairment of film development costs.

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, PMW must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, PMW may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

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

Quantitative And Qualitative Disclosures About Market Risk

Market risk refers to the risk that a change in the level of one or more market factors such as interest rates, foreign currency exchange rates, or equity prices will result in losses for a certain financial instrument or group of instruments. We do not hold any instruments that are subject to such risks.

Interest rate risk

We do not believe that interest rate risk will negatively impact out business plans.

Inflation

We do not believe that inflation will negatively impact our business plans.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3(A)T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of May 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Form 10-QSB fairly present the financial condition and results of operations for the periods indicated.

The identified material weaknesses in our internal control over financial reporting relate to the following matters:

•

We identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

•

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

Our plan to remediate those material weaknesses remaining as of May 31, 2008 is as follows:

•

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

•	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

CHANGES IN CONTROLS AND PROCEDURES

We are in the process of undertaking remedial steps to address the foregoing material weaknesses in internal control. Due to the timing of the filing of our Form 10-KSB, on July 14, 2008, there have not been significant changes made in our internal controls over financial reporting during the quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no legal proceedings to which the Company is a party at this time. Further, its officers and directors know of no legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-KSB for the fiscal year ended February 29, 2008 which was filed with the SEC on July 14, 2008 (the “Form 10KSB”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

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

Effective April 8, 2008, the Company raised $25,000 through the sale of a total of 250,000 shares of Company common stock at $.10 per share to two individuals, one of which is George Mainas, the Company’s director, creditor and shareholder, who purchased 125,000 of the shares, and one of which was Kevin Kearney, who subsequently became a director of the Company as of June 2, 2008. The issuance of the Company’s shares of common stock to the two accredited investors was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to be issued to the two investors are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

Effective April 22, 2008, the Company executed a consulting agreement for investor communication and public relations services with CRG Partners, Inc. (“CRG”). Pursuant to terms of the agreement, for the services provided by CRG under the agreement, the Company issued 60,000 shares of the Company’s restricted common stock to CRG for the initial 30 day term. The Company did not renew the agreement beyond the initial 30 day term. The issuance of the Company’s shares of common stock to CRG was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock issued to CRG are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

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

As reported above in “Part 1, Item 2 —Management’s Discussion and Analysis or Plan of Operations— Liquidity and Capital Resources”, the Company is in default under an unsecured promissory note and unsecured line of credit with Mr. Mainas and his company, Mainas Development Corporation.

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

The Company filed a Form 8-K on May 1, 2008 regarding its execution of a consulting agreement for investor communication and public relations services with CRG Partners, Inc. and the resignation of Burnham and Schumm, P.C. as our independent public accounting firm and appointment of Squar, Milner, Peterson, Miranda & Williamson, LLP as our independent public accounting firm.

The Company filed a Form 8-K on June 5, 2008 regarding the appointment of Mr. Kearney as a director and the issuance of unregistered securities to CRG Partners, Inc., Mr. Mainas and Mr. Kearney.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: July 21, 2008	/s/ Al Hayes
By: Al Hayes Title: Chief Executive Officer and principal financial officer