Form 10-Q
period 2008-08-31
PUBLIC MEDIA WORKS INC
filed 2008-10-15
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008

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

On October 13, 2008, the registrant had outstanding 5,211,440 shares of Common Stock, which is the registrant’s only class of common equity

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PUBLIC MEDIA WORKS, INC.

Form 10-Q

For the Quarter Ended August 31, 2008

Note Regarding Forward Looking Statements

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Public Media Works, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-KSB. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PART I

Item 1. Financial Statements.

PUBLIC MEDIA WORKS, INC.

Consolidated Balance Sheets

	August 31, 2008	February 29, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,095	$1,212
Prepaid expenses and other current assets	2,140	4,741

Total current assets	4,235	5,953
Equipment, net	1,279	2,279
Film development costs	25,000	248,390

Total assets	$30,514	$256,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$128,184	$59,454
Accrued interest to stockholders	300,715	285,442
Due to creditor	—	25,000
Related party advances	—	22,500
Film participation interests	—	120,000
Notes payable to stockholders	495,437	608,980
Line of credit due to related party	182,622	182,622

Total current liabilities	1,106,958	1,303,998

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,211,440 and 4,481,440 issued and outstanding as of August 31, 2008 and February 29, 2008, respectively	521	448
Additional paid-in capital	3,969,295	3,570,464
Accumulated deficit	(5,046,260)	(4,618,288)

Total stockholders' deficit	(1,076,444)	(1,047,376)

Total liabilities and stockholders' deficit	$30,514	$256,622

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	August 31,		August 31,
	2008	2007	2008	2007 (Restated)
Revenue	$—	$—	$—	$—

Impairment of film development costs	9,050	—	9,050	11,135
Gross Loss	(9,050)	—	(9,050)	(11,135)
General and administrative expenses	201,642	16,336	244,724	100,511
Professional fees	50,205	34,230	87,935	77,861

Total operating expenses	251,847	50,566	332,659	178,372

Loss from operations	(260,897)	(50,566)	(341,709)	(189,507)
Interest expense	(14,259)	(14,893)	(27,349)	(30,136)
Loss on issuance of common stock	(30,000)	—	(57,500)	—
Equity in losses on investment	—	—	(1,414)	(2,215)

Loss before income taxes	(305,156)	(65,459)	(427,972)	(221,858)
Income tax expense	—	—	—	1,600

Net loss	$(305,156)	$(65,459)	$(427,972)	$(223,458)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.06)	$(0.03)	$(0.09)	$(0.12)

Weighted average shares outstanding:
Basic and Diluted	5,074,049	1,959,789	4,867,907	1,934,925

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	August 31,
	2008	2007 (Restated)
Operating activities:
Net loss	$(427,972)	$(223,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,000	1,500
Impairment of film development costs	9,050	11,135
Loss on issuance of common stock	57,500	—
Equity in losses on investment	—	2,215
Stock option compensation	120,043	—
Common stock issued for services	7,800	51,200
Effect of changes in:
Loans to unconsolidated subsidiaries	—	(4,120)
Prepaid expenses and other current assets	2,601	2,806
Accounts payable and accrued expenses	72,254	(26,694)
Accrued interest	28,849	—

Net cash used in operating activities	(128,875)	(185,416)

Investing activities:
Increase in film development costs	(36,750)	(26,395)
Decrease in cash from sale of membership interests	(2,600)	—

Net cash used in investing activities	(39,350)	(26,395)

Financing activities:
Proceeds from related party advances	12,750	6,000
Proceeds from borrowing from creditor	—	25,000
Proceeds from notes payable to stockholders	66,358	42,296
Payment of notes payable to stockholders	—	(12,000)
Proceeds from sale of common stock	90,000	165,000

Net cash provided by financing activities	169,108	226,296

Net increase (decrease) in cash	883	14,485
Cash, beginning of period	1,212	6,802

Cash, end of period	$2,095	$21,287

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,000
Cash paid for income taxes	$—	$800
Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$30,000	$—
Settlement of debt and accrued interest through sale of membership interests	$55,475	$—

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2008

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Public Media Works, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the six-month period August 31, 2008 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2009. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended February 29, 2008.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and recording / or disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of film development costs, certain accruals, deferred tax accounts and related valuation allowance and the fair value of equity instruments issued. In the opinion of management, all adjustments that are necessary for the fair presentation of the periods presented have been reflected.

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

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand. On April 29, 2007, the Company obtained a 20% equity ownership in Dead Air, LLC (“Dead Air”) (a California Limited Liability Company) for the purpose of production and exploitation of a motion picture entitled Dead Air. As of the year ended February 29, 2008, the consolidated financial statements included the accounts of the Company and DOD, LLC, a wholly owned subsidiary and its equity interest ownership in Dead Air. All significant inter-company accounts and transactions were eliminated in consolidation.

Effective August 26, 2008, the Company entered into a purchase agreement with one of its shareholders to sell its membership interests in DOD, LLC and Dead Air. As a result, effective August 26, 2008, the accounts of DOD, LLC are no longer included in the consolidated financial statements. In exchange for the sale of the membership interests, all outstanding debt and accrued interest owed by the Company to the shareholder, amounting to $55,475 was forgiven. The Company also had a net liability of $34,562 due to DOD, LLC which was forgiven as part of the transaction. Given its related party nature, the transaction has been accounted as capital contribution and the difference of $93,561 between the debt forgiven and the assets transferred to the shareholder has been reflected as additional paid-in capital in the accompanying consolidated balance sheet at August 31, 2008.

The calculation of the gain on the sale of membership interests was calculated as follows.

Debt Forgiven
Note payable and accrued interest	$55,475
Due to DOD, LLC	34,562

Transaction consideration	90,037
Net assets transferred to shareholder	(3,524)

Total gain on sale of membership interests	$93,561

The Company has agreements to share in the future profits of DOD, LLC (12.5% of any distributions) and Dead Air (10% of any distributions), should their profitability reach certain defined levels. Management considers it remote that it will receive any profit participation royalties in the future relating to these films.

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

Reclassifications

Certain reclassifications have been made to prior comparative quarterly financial statements to conform to the current quarterly presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

2. Restatements of August 31, 2007 Interim Financial Statements

Certain film development costs were capitalized in the first quarter of fiscal 2008 that did not meet the criteria for capitalization in accordance with AICPA Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films, which resulted in an understatement of the Company’s net loss in the amount of $11,135 for the six months ended August 31, 2007.

The Company did not properly account for its share of losses in Dead Air, LLC, which is accounted for using the equity method. Losses in Dead Air, LLC and the net loss for the six months ended August 31, 2007 was understated by $2,215.

The Company did not properly account for share based compensation related to services provided by an investors’ relation group. As a result, an overstatement of general & administrative expenses of $26,800 occurred for the six months ended August 31, 2007.

A summary of the aggregate effects of the foregoing restatements on the Company’s unaudited interim financial statements for the periods herein is shown below.

Six Months Ended August 31, 2007

Changes to Unaudited Consolidated Balance Sheet

	As Reported	As Restated
Film development costs	$343,581	$332,446
Total assets	376,578	365,443
Accounts payable and accrued expenses	82,385	84,600
Total liabilities	1,414,390	1,416,605
Additional paid-in capital	3,118,452	3,091,652
Accumulated deficit	(4,156,478)	(4,143,028)
Total stockholders' deficit	(1,037,812)	(1,051,162)
Total liabilities and stockholders' deficit	376,578	365,453

Changes to Consolidated Statement of Operations

	As Reported	As Restated
Total operating expenses	$205,172	$189,507
Loss from operations	(205,172)	(189,507)
Equity in losses on investment	—	(2,215)
Net loss	(236,908)	(223,458)

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During the six months ended August 31, 2008 the Company generated net proceeds from the sale of stock and issuance of debt amounting to $169,108.

Management’s plan regarding this is to raise additional capital through the issuance of equity or debt securities. The sale of additional securities or debt financing could result in additional dilution to the Company’s current stockholders. There can be no assurance that such financing will be available on acceptable terms, or at all.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4. Recent Accounting Developments

In April 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning March 1, 2009 and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

In December 2007, FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future acquisitions could be material.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future debt transactions could be material.

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

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, “Earnings per share.” Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of August 31, 2008 and 2007, the Company had 925,000 and 125,000 stock options, respectively, that were not included in the net loss per common share due to the options being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Film Development Costs

As of August 31, 2008 and February 29, 2008, the Company had capitalized film development costs of $25,000 and $248,390, respectively.

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which has been capitalized in accordance with Statement of Position 00-2.

In January 2007, DOD, LLC started production of a movie titled “Donna on Demand.” Effective August 26, 2008, the Company sold its membership interest in DOD, LLC (see Note 1). Therefore, as of August 31, 2008, there were no remaining capitalized film costs included in the accompanying consolidated balance sheet relating to Donna on Demand.

The Company assessed the valuation of its film development costs and the Company’s management has determined that $9,050 of capitalized film development costs were impaired as of August 31, 2008.

7. Equipment

Equipment consisted of the following as of August 31, 2008 and February 29, 2008.

	August 31, 2008	February 29, 2008
Furniture and leasehold improvements	$2,554	$2,554
Computers and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	(37,465)	(36,465)

	$1,279	$2,279

Depreciation expense for the six months ended August 31, 2008 and 2007 amounted to $1,000 and $1,500, respectively.

8. Line of Credit Due To Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a shareholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. As of August 31, 2008 and February 29, 2008, the outstanding balance is $182,622 and is due on demand.

9. Note Payable to Stockholders

Notes payable to stockholders consist of the following at August 31, 2008 and February 29, 2008.

	August 31, 2008	February 29, 2008
Note payable to an individual, also a stockholder and director of the Company, interest is being charged at 8% per annum on $340,000, the note is unsecured and due on demand.	$436,722	$442,947

Note payable to a stockholder and director of the Company, earning interest at 7% per annum. The note is unsecured and due on demand.	42,000	—

Note payable to an individual, also a stockholder and director of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

Note payable to an individual and also a stockholder of the Company, earning interest at 6% per annum. The note is unsecured and due on demand.	—	49,318

Note payable to an individual, also a stockholder of the company, interest is being charged at 6 % per annum, the note is unsecured and due on demand.	—	100,000

Total notes payable to stockholders, all current	$495,437	$608,980

10.	Fair Value Measurement

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of August 31, 2008.

11. Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

On May 31, 2007, the Company filed a Definitive Information Statement (the “Information Statement”) pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission and mailed the statement to the Company’s shareholders. The Information Statement was filed and mailed in connection with the Company’s solicitation of consents seeking approval to amend the Company’s Certificate of Incorporation to effect a consolidation of its outstanding shares of Common Stock at a ratio of one share for every 20 shares of Common Stock outstanding. On June 22, 2007, the Company filed the Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with State of Delaware effectuation of the reverse stock split as of June 28, 2007.

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

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement during the renewal period. The 60,000 shares issued on April 22, 2008 were valued at $.13 per share or $7,800 and has been expensed in the statement of operations. The Company has not yet renewed the agreement.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $.25 per share for a total amount of $25,000.

On June 2, 2008, the Company executed a debt conversion agreement with George Mainas, a Company director and principal stockholder and debt holder, for the conversion of $30,000 in Company debt into 120,000 shares of the Company’s common stock for $.25 per share. The issuance of the Company’s shares of common stock to Mr. Mainas was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder. As the fair value of the common stock issued amounted to $60,000 on the date of the agreement, the conversion resulted in a loss on the issuance of common stock of $30,000, which is reflected in the accompanying consolidated statement of operations for the six months ended August 31, 2008.

On August 1, 2008, the Company raised $40,000 through the sale of a total of 200,000 shares of common stock at $.20 per share to two accredited investors, directors and stockholders of the Company. The issuance of the Company’s shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s common stock issued are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

12. Share Based Compensation

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

On March 18, 2008, the Company granted its Chief Executive Officer and principle financial officer to purchase up to 200,000 of its common stock at $.25 per share. These stock options expire on March 18, 2008. All of these stock options vested on the grant date.

On June 20, 2008, the Company granted options to purchase an aggregate total of 400,000 shares of Company common stock to two stockholders and directors of the Company under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The options vest immediately and have a 5 year contractual life. Of these options, 100,000 were subsequently cancelled in August 2008. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The value of the options issued amounted to $74,802, which is reflected as an operating expense in the accompanying consolidated statement of operations for the six months ended August 31, 2008.

On July 23, 2008, the Company granted options to purchase 100,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share, in consideration for certain consulting services. The options vest immediately and have a 3 year contractual life. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The value of the options issued amounted to $22,521, which is reflected as an operating expense in the accompanying consolidated statement of operations for the six months ended August 31, 2008.

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

Six Months Ended August 31, 2008
Expected life in years	2-5
Stock price volatility	113% -379%
Risk free interest rate	2.81% - 3.30%
Expected dividends	None
Forfeiture rate	0%

A summary of option activity as of August 31, 2008, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	$1.99	2.90	$335,755
Granted	600,000	0.25	4.39	54,000
Exercised	—	—
Forfeited	—	—

Outstanding at August 31, 2008	925,000	0.86	3.87	389,755

Vested and expected to vest at August 31, 2008	925,000	0.86	3.87	389,755

Exercisable at August 31, 2008	925,000	0.86	3.87	389,755

There were no options exercised during the six months ended August 31, 2008 or 2007. There is no unvested compensation as of August 31, 2008.

13. Income Taxes

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

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. As of August 31, 2008, the Company had net deferred tax assets of approximately $1.457 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of August 31, 2008 and February 29, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $427,972 during the six months ended August 31, 2008, and has incurred net cash outflows from operating activities during the six months ended August 31, 2008. Our independent accountants report for 2008 and 2007 in our Form 10KSB filed with the SEC on July 14, 2008 state that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. We will need to obtain additional financing through the sale of equity securities and/or the issuance of debt. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Plan of Operations

The Company did not generate any revenues during the six months ended August 31, 2008 or during the six months ended August 31, 2007.

For the six months ended August 31, 2008, the Company’s operating expenses amounted to $341,709. This represented an increase of $152,202 in expenses as compared to the operating expenses of $189,507 for the six months ended August 31, 2007. Operating expenses increased during the six months ended August 31, 2008 due primarily to increased general and administrative expenses of $144,213 due to increased stock option and share-based compensation expense of approximately $68,000, as well as an increase in travel and related expenses of approximately $70,000. The Company also had increased professional fees of $10,074 due to increases in legal and accounting fees.

During the six months ended August 31, 2008, the Company’s net loss amounted to $427,972. This represented an increased net loss of $204,514 as compared to the net loss of $223,458 for the six months ended August 31, 2007. The increased net loss is primarily the result of increased operating expenses of $152,202, as described above, as well as $57,500 in losses from the issuance of common stock for the settlement of debt.

For the quarter ended August 31, 2008, the Company’s operating expenses amounted to $260,897. This represented an increase of $210,331 in expenses as compared to the operating expenses of $50,566 for the quarter ended August 31, 2007. Operating expenses increased during the quarter ended August 31, 2008 due primarily to an increase in general and administrative expenses of $185,306 due to increased stock option compensation expense of approximately $97,000, as well as an increase in travel and related expenses of approximately $70,000. The Company also had increased professional fees of $15,975 due to increases in legal and accounting fees, as well as an increase of $9,050 in the impairment of film development costs.

The Company has reported a cumulative net loss of ($5,046,260) from its inception on March 3, 2000 through August 31, 2008.

The Company does not currently have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months. During the next twelve months, the Company does not anticipate any product research or development, any purchase or sale of plant or significant equipment, or any significant changes in the number of its employees.

Liquidity and Capital Resources

At August 31, 2008, our total assets were $30,514, our current assets totaled $4,235 and our current liabilities were $1,106,958. Our stockholders’ deficit at August 31, 2008 was ($1,076,444), compared to stockholders’ deficit at February 29, 2008 of ($1,047,376).

As of August 31, 2008, the Company had a cash balance of $2,095. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of August 31, 2008, the Company has aggregate outstanding notes payable and accrued interest balances of $978,774, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company and a shareholder, entered into an unsecured promissory note bearing interest at 8% per annum. As of August 31, 2008, the Company had an outstanding balance of $672,529 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of August 31, 2008 was $247,163 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In July 2008, the Company entered into an unwritten, unsecured promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of August 31, 2008, the Company had an outstanding balance of $42,367 under the obligation, including accrued interest. The promissory obligation is due on demand.

4. In May 2002, the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of August 31, 2008, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

The Board of Directors of the Company has passed a corporate resolution in September 2005 providing that 50% of all future Company revenues, or debt or equity financing proceeds, will be used to pay down the Company’s obligations under the Company’s outstanding debt obligations; provided, however, to date the Board of Directors has waived the application of this resolution.

Sale of Certain Interests in Limited Liability Companies and Projects

On August 26, 2008, the Company entered into a Purchase Agreement with Corbin Bernsen, Team Cherokee Productions, Inc., a company owned by Corbin Bernsen, providing for the sale of certain Company limited liability company interests and projects. The agreement provided for the sale of the Company’s entire membership interests in DOD, LLC and Dead Air, LLC and for the Company to resign as the manager of each; the Company’s sale of one-half of its 40% interest in the production of the film

“Car Pool Guy”; and the Company’s sale of a one-half interest in the script for the film “3 Day Test”. In consideration for the assets, Mr. Bernsen agreed to forgive all of the Company debt to him (in the approximate amount of $55,000) and agreed to pay the Company future royalty payments from the projects. The Company received the right to receive royalty payments in the amount of 12.5% of any future distributions from DOD, LLC and 10% of any future distributions from Dead Air, LLC. The agreement also terminated the Project Management Agreement dated March 18, 2008 previously entered into between the Company and Mr. Bernsen. The transactions under the agreement were effective as of August 26, 2008. The description of the terms of the agreement is qualified by reference to the complete copy of such agreement which is filed as an exhibit to our Form 8-K filed with the SEC on August 29, 2008. In exchange for the sale of the membership interests, all outstanding debt and accrued interest owed by the Company to the shareholder, amounting to $55,475 was forgiven. The Company also had a net liability of $34,562 due to DOD, LLC which was forgiven as part of the transaction. Given its related party nature, the transaction has been accounted for as a capital contribution and the difference of $93,561 between the debt forgiven and the assets transferred to the shareholder has been reflected as additional paid-in capital in the accompanying consolidated balance sheet at August 31, 2008.

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

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of Film Development Costs on a quarterly basis. For the six months ended August 31, 2008, we recognized approximately $9,000 of film development cost impairments.

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

Effective March 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB

Statement No. 109. The implementation of FIN 48 had no significant impact on the Company’s financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, PMW measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

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

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 addresses instruments commonly referred to as Instrument C from Emerging Issues Task Force No. 90-19, which requires the issuer to settle the principal amount in cash and the conversion spread in cash or net shares at the issuer’s option. FSP APB 14-1 requires that issuers of these instruments account for their liability and equity components separately by bifurcating the conversion option from the debt instrument, classifying the conversion option in equity, and then accreting the resulting discount on the debt as additional interest expense over the expected life of the debt. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and requires retrospective application to all periods presented. Early application is not permitted. Management is currently evaluating the impact of the adoption of this statement; however, but believes any impact with respect to future debt transactions could be material.

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

Item 3(A)T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of August 31, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of August 31, 2008 is as follows:

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

CHANGES IN CONTROLS AND PROCEDURES

As required by Rule 13-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, also evaluated whether any changes have occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on the evaluation, there has been no such changes during the period covered by this report.

PART II—OTHER INFORMATION

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

On July 23, 2008, the Company granted Stuart Rogers options to purchase 100,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share, in consideration for certain consulting services. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

On August 1, 2008, the Company raised $40,000 through the sale of a total of 200,000 shares of Company common stock at $.20 per share to Mr. Kearney and Mr. Mainas, both of which are accredited investors and directors and shareholders of the Company. The issuance of the Company’s shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock issued to Mr. Kearney and Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

Item 3. Defaults Upon Senior Securities.

As reported above in “Part 1, Item 2—Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources”, the Company is in default under an unsecured promissory note and unsecured line of credit with Mr. Mainas and his company, Mainas Development Corporation.

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

The Company filed a Form 8-K on August 29, 2008 regarding the purchase agreement with Team Cherokee Productions, Inc. and Corbin Bernsen for the sale of certain interests in limited liability companies and projects.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 15, 2008	/s/ Al Hayes

By: Al Hayes
Title: Chief Executive Officer and principal financial officer