Form 10-Q
period 2008-11-30
PUBLIC MEDIA WORKS INC
filed 2009-01-13
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

On January 9, 2009, the registrant had outstanding 5,211,440 shares of Common Stock, which is the registrant’s only class of common equity

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PUBLIC MEDIA WORKS, INC.

Form 10-Q

For the Three and Nine Months Ended November 30, 2008

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

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC.

Balance Sheets

	November 30, 2008	February 29, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,176	$1,212
Prepaid expenses and other current assets	—	4,741

Total current assets	2,176	5,953

Equipment, net	779	2,279
Film development costs	25,000	248,390

Total assets	$27,955	$256,622

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$149,196	$59,454
Accrued interest to stockholders	314,530	285,442
Due to creditor	—	25,000
Related party advances	—	22,500
Film participation interests	—	120,000
Notes payable to stockholders	495,437	608,980
Line of credit due to related party	203,622	182,622

Total current liabilities	1,162,785	1,303,998

Commitments and contingencies

Stockholders’ deficit:
Common stock, $0.001 par value, 100,000,000 shares authorized, 5,211,440 (unaudited) and 4,481,440 issued and outstanding as of November 30, 2008 and February 29, 2008, respectively	521	448
Additional paid-in capital	3,969,295	3,570,464
Accumulated deficit	(5,104,646)	(4,618,288)

Total stockholders’ deficit	(1,134,830)	(1,047,376)

Total liabilities and stockholders’ deficit	$27,955	$256,622

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Statement of Operations (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2008	2007	2008	2007 (Restated)
Revenue	$—	$—	$—	$—

Impairment of film development costs	—	—	9,050	11,135

Gross loss	—	—	(9,050)	(11,135)

General and administrative expenses	31,057	73,840	275,781	174,351
Professional fees	13,515	34,460	101,450	112,321

Total operating expenses	44,572	108,300	377,231	286,672

Loss from operations	(44,572)	(108,300)	(386,281)	(297,807)
Interest expense	(13,814)	(13,446)	(41,163)	(43,582)
Loss on issuance of common stock	—	—	(27,500)	—
Loss on conversion of debt to common stock	—	—	(30,000)	—
Equity in losses on investment	—	—	(1,414)	(2,215)

Loss before income taxes	(58,386)	(121,746)	(486,358)	(343,604)
Income tax expense	—	—	—	1,600

Net loss	$(58,386)	$(121,746)	$(486,358)	$(345,204)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.01)	$(0.05)	$(0.10)	$(0.16)

Weighted average shares outstanding:
Basic and Diluted	5,211,440	2,501,358	4,981,585	2,122,303

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
	2008	2007 (Restated)
Operating activities:
Net loss	$(486,358)	$(345,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,500	2,250
Impairment of film development costs	9,050	11,135
Loss on issuance of common stock	27,500	—
Loss on conversion of debt to common stock	30,000	—
Equity in losses on investment	1,414	2,215
Stock based compensation	120,043	18,360
Common stock issued for services	7,800	112,650
Effect of changes in:
Prepaid expenses and other current assets	4,741	(544)
Accounts payable and accrued expenses	91,852	(42,086)
Accrued interest	42,664	—

Net cash used in operating activities	(149,794)	(241,224)

Investing activities:
Increase in film development costs	(36,750)	(34,322)
Loans receivable	—	(4,120)
Decrease in cash from sale of membership interests	(2,600)	—

Net cash used in investing activities	(39,350)	(38,442)

Financing activities:
Proceeds from related party advances	12,750	5,500
Proceeds from borrowings	—	25,000
Proceeds from notes payable to stockholders	66,358	48,896
Proceeds from line of credit due to related party	21,000	—
Payment of notes payable to stockholders	—	(14,800)
Proceeds from sale of common stock	90,000	215,000

Net cash provided by financing activities	190,108	279,596

Net increase (decrease) in cash and cash equivalents	964	(70)
Cash and cash equivalents, beginning of period	1,212	6,802

Cash and cash equivalents, end of period	$2,176	$6,732

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,000
Cash paid for income taxes	$—	$1,600

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$30,000	$131,134
Settlement of debt and accrued interest through sale of membership interests	$55,475	$—

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2008

1. Basis of Presentation

The accompanying unaudited financial statements of Public Media Works, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 8-03 of Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the nine-month period November 30, 2008 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2009. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-KSB for the fiscal year ended February 29, 2008.

Use of Estimates

The preparation of unaudited financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and recording / or disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of film development costs, certain accruals, deferred tax accounts and the related valuation allowance and the fair value of certain equity instruments issued. In the opinion of management, all adjustments that are necessary for the fair presentation of the periods presented have been reflected.

Principles of Consolidation

The financial statements prior to August 26, 2008 are presented on a basis and include the accounts of the Company and DOD, LLC, a wholly-owned subsidiary. All significant intercompany accounts were eliminated in consolidation. The Company no longer consolidates the subsidiary due to the transfer of its membership interests in DOD, LLC to a shareholder effective August 26, 2008 (see “Organization and Business” for further description).

Organization and Business

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

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand. On April 29, 2007, the Company obtained a 20% equity ownership in Dead Air, LLC (“Dead Air”) (a California Limited Liability Company) for the purpose of production and exploitation of a motion picture entitled Dead Air. As of and the year ended February 29, 2008, the consolidated financial statements included the accounts of the Company and DOD, LLC, a wholly owned subsidiary and its equity interest ownership in Dead Air. All significant inter-company accounts and transactions were eliminated in consolidation.

Effective August 26, 2008, the Company entered into a purchase agreement with one of its shareholders to sell and transfer its membership interests in DOD, LLC and Dead Air to such shareholder. As a result, effective August 26, 2008, the accounts of DOD, LLC are no longer included in the financial statements. In exchange for the sale of the membership interests, all outstanding debt and accrued interest owed by the Company to the shareholder, amounting to $55,475 was forgiven. The Company also had a net liability of $34,562 due to DOD, LLC which was forgiven as part of the transaction. Given its related party nature, the transaction has been accounted for as a capital contribution and the difference of $93,561 between the debt forgiven and the assets transferred to the shareholder has been reflected as additional paid-in capital in the accompanying balance sheet at November 30, 2008.

The calculation of the gain on the sale of membership interests to the shareholder was calculated as follows:

Debt forgiven
Note payable and accrued interest to shareholder	$55,475
Due to DOD, LLC	34,562

Transaction consideration	90,037
Net assets transferred to shareholder	(3,524)

Additional paid-in capital - gain on transaction with shareholder	$93,561

The Company has agreements to share in the future profits of DOD, LLC (12.5% of any distributions) and Dead Air (10% of any distributions), should their profitability reach certain defined levels, if any. Currently, management considers it remote that it will receive any profit participation royalties in the future relating to these films.

Reverse Stock Split

Effective June 28, 2007, the Company completed a 1 for 20 reverse stock split. The accompanying financial statements reflect all common stock share data and share prices, including stock options to purchase common stock as restated for all periods presented to give the effect to the reverse stock split. Per share amounts, including net loss per share-basic and diluted, have been increased by a factor of 20 and shares have been divided by 20.

Reclassifications

Certain reclassifications have been made to prior comparative quarterly financial statements to conform to the current quarterly presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

2. Restatements of November 30, 2007 Interim Financial Statements

Certain film development costs were capitalized in the first quarter of fiscal 2008 that did not meet the criteria for capitalization in accordance with AICPA Statement of Position (“SOP”) No. 00-2, “Accounting by Producers or Distributors of Films,” which resulted in an understatement of the Company’s net loss in the amount of $11,135 for the nine months ended November 30, 2007.

The Company did not properly account for its share of losses in Dead Air, LLC, which is accounted for using the equity method. Losses in Dead Air, LLC and the net loss for the nine months ended November 30, 2007 was understated by $2,215.

The Company did not properly account for share based compensation related to services provided by an investor relations group. As a result, an overstatement of general & administrative expenses of $26,800 occurred for the nine months ended November 30, 2007.

A summary of the aggregate effects of the foregoing restatements on the Company’s unaudited interim financial statements for the periods herein is shown below.

Nine Months Ended November 30, 2007

Changes to Unaudited Consolidated Balance Sheet
	As Reported	As Restated
Film development costs	$351,508	$340,373
Total assets	372,550	361,415
Accounts payable and accrued expenses	59,885	62,100
Total liabilities	1,279,718	1,281,933
Additional paid-in capital	3,370,608	3,343,818
Accumulated deficit	(4,278,224)	(4,264,774)
Total stockholders’ deficit	(907,168)	(920,518)
Total liabilities and stockholders’ deficit	372,550	361,415

Changes to Unaudited Consolidated Statement of Operations
	As Reported	As Restated
Impairment of film development costs	$—	$11,135
Total operating expenses	313,472	286,672
Loss from operations	(313,472)	(297,807)
Equity in losses on investment	—	(2,215)
Net loss	(358,654)	(345,204)

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During the nine months ended November 30, 2008 the Company generated net proceeds from the sale of stock and issuance of debt amounting to $190,108.

On October 16, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Promia, Incorporated, a California corporation (“Promia”) and certain shareholders of Promia. Under the terms of the Share Exchange Agreement, the Company would acquire Promia through an acquisition of all or at least 90% of its outstanding stock, options and warrants. In exchange, the Company would issue to the Promia sellers up to 12,500,000 shares of Company stock and/or options or warrants to purchase Company common stock, as such number of shares may be adjusted as described in the Share Exchange Agreement. Upon the closing of the Share Exchange Agreement, the Company would own Promia as a wholly owned, or at least 90% owned, subsidiary.

The closing of the Share Exchange Agreement is subject to the completion of numerous conditions, including the completion of a capital raise with net proceeds of at least $7,000,000, which is still pending. There can be no assurance that the exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated. The Share Exchange Agreement may be terminated: (a) by mutual consent of Promia and the Company; (b) by either party if the transaction is not consummated by February 16, 2009; (c) by either party if the transaction is prohibited by issuance of an order, decree or ruling. In the event of termination, both parties are responsible for their respective expenses; (d) by Promia upon payment of a termination fee; or (e) by either party for various other grounds as provided in the Share Exchange Agreement. Upon the completion of the Share Exchange

Agreement, the Company would sell all of its current operations which are focused on the entertainment industry to become solely involved in the current Promia business. During the period until the closing of the Share Exchange Agreement, and in the event the Share Exchange Agreement is terminated, the Company plans to continue to actively operate in the entertainment industry.

The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete Share Exchange Agreement, a copy of which is filed as an exhibit to our Form 8-K filed with the SEC on October 20, 2008 (the “Form 8-K”), and incorporated herein by reference, and the more comprehensive description of the Share Exchange Agreement and transaction contained in the Form 8-K.

There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements, but believes any impact will not be material.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS 162 will not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, “Earnings per share.” Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of November 30, 2008 and 2007, the Company had 800,000 (unaudited) and 325,000 (unaudited) stock options, respectively, that were not included in the net loss per common share due to the options being anti-dilutive. Additionally, as of November 30, 2008 and 2007, the Company had 300,000 (unaudited) and 0 (unaudited) common shares, respectively, that were potentially issuable upon the renewal of a consulting agreement (see Note 11). There were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Film Development Costs

As of November 30, 2008 (unaudited) and February 29, 2008, the Company had capitalized film development costs of $25,000 and $248,390, respectively.

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which has been capitalized in accordance with SOP No. 00-2.

In January 2007, DOD, LLC started production of a movie titled “Donna on Demand.” Effective August 26, 2008, the Company sold its membership interests in DOD, LLC (see Note 1). Therefore, as of August 31, 2008, there were no remaining capitalized film costs included in the accompanying balance sheet relating to Donna on Demand.

The Company assessed the valuation of its film development costs and the Company’s management has determined that $9,050 of capitalized film development costs were impaired and were written off during the period ended November 30, 2008.

7. Equipment

Equipment consisted of the following as of November 30, 2008 (unaudited) and February 29, 2008.

	November 30, 2008	February 29, 2008
	(unaudited)
Furniture and leasehold improvements	$2,554	$2,554
Computers and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	(37,965)	(36,465)

	$779	$2,279

Depreciation expense for the nine months ended November 30, 2008 and 2007 amounted to $1,500 (unaudited) and $2,250 (unaudited), respectively. Depreciation expense for the three months ended November 30, 2008 and 2007 amounted to $500 (unaudited) and $750 (unaudited), respectively.

8. Line of Credit Due To Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a stockholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. As of November 30, 2008 and February 29, 2008, the outstanding balance amounted to $203,622 (unaudited) and $182,622, respectively, and is due on demand.

9. Note Payable to Stockholders

Notes payable to stockholders consist of the following at November 30, 2008 (unaudited) and February 29, 2008.

	November 30, 2008	February 29, 2008
	(unaudited)
Note payable to an individual, also a stockholder and director of the Company, earning interest is being charged at 8% per annum. The note is unsecured and due on demand.	$436,722	$442,947

Note payable to a stockholder and director of the Company, earning interest at 7% per annum. The note is unsecured and due on demand.	42,000	—

Note payable to a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715

Note payable to an individual and also a stockholder of the Company, earning interest at 6% per annum. The note is unsecured and due on demand.	—	49,318

Note payable to an individual, also a stockholder of the company, earning interest at 6 % per annum. The note is unsecured and due on demand.	—	100,000

Total notes payable to stockholders, all current	$495,437	$608,980

10. Fair Value Measurement

We adopted SFAS No. 157 “Fair Value Measurements,” (“SFAS 157”) effective March 1, 2008 for financial assets and liabilities measured on a recurring basis. On February 6, 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of November 30, 2008.

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

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. to provide services over a three month period under which it issued 15,000 shares of its common stock in exchange for such services. The shares were valued based on the value of the services totaling $78,000 (which is more clearly determinable) and were expensed and included as general and administrative expenses in the accompanying consolidated statement of operations for the nine months ended November 30, 2007.

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

On April 8, 2008, the Company issued 250,000 shares of its common stock at $0.10 per share for a total amount of $25,000. The Company recorded a discount of $2,500 relating to the issuance of this common stock, which has been reflected in loss on issuance of common stock in the accompanying statement of operations.

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc, with an initial period of 30 days and a renewal period of an additional 150 days. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement. The 60,000 shares issued on April 22, 2008 were valued at $.13 per share or $7,800 and has been expensed in the statement of operations. The Company has not yet renewed the agreement.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $.25 per share for a total amount of $25,000. The Company recorded a discount of $25,000 related to the issuance of this common stock, which has been reflected in loss on issuance of common stock in the accompanying statement of operations.

On June 2, 2008, the Company executed a debt conversion agreement with George Mainas, a Company director and principal stockholder and debt holder, for the conversion of $30,000 in Company debt into 120,000 shares of the Company’s common stock for $.25 per share. The issuance of the Company’s shares of common stock to Mr. Mainas was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder. As the fair value of the common stock issued amounted to $60,000 on the date of the agreement, the conversion resulted in a loss on the issuance of common stock of $30,000, which is reflected in the accompanying statement of operations for the nine months ended November 30, 2008.

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

12. Stock Based Compensation

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

On October 1, 2005, the Company issued immediately vested stock options (outside of the Plan) to two members of its management. Each of the two individuals received the right to purchase up to 50,000 shares of the Company’s common stock at $5.00 per share. The stock options expired on October 1, 2008. In addition, on October 1, 2005, the Company granted its legal counsel immediately vested stock options to purchase up to 25,000 shares of its common stock at $5.00 per share. These stock options expired on October 1, 2008.

On November 12, 2007, the Company granted its legal counsel stock options to purchase up to 200,000 shares of its common stock at $.10 per share. These stock options expire on November 12, 2012. All of these stock options vested on the grant date.

On March 18, 2008, the Company granted its Chief Executive Officer and principal financial officer to purchase up to 200,000 of its common stock at $.25 per share. These stock options expire on March 18, 2009. All of these stock options vested on the grant date. The estimated value of the options issued amounted to $22,720, which is reflected in the accompanying statement of operations for the nine months ended November 30, 2008.

On June 20, 2008, the Company granted options to purchase an aggregate total of 400,000 shares of Company common stock to two stockholders and directors of the Company under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The options vest immediately and have a 5 year contractual life. Of these options, 100,000 were subsequently cancelled in August 2008. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The estimated value of the options issued amounted to $74,802, which is reflected as an operating expense in the accompanying statement of operations for the nine months ended November 30, 2008.

On July 23, 2008, the Company granted options to purchase 100,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share, in consideration for certain consulting services. The options vest immediately and have a 3 year contractual life. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The estimated value of the options issued amounted to $22,521, which is reflected as an operating expense in the accompanying statement of operations for the nine months ended November 30, 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and the other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used to calculate the fair value of the options issued was as follows.

Nine Months Ended November 30, 2008
Expected life in years	2-5
Stock price volatility	113%-379%
Risk free interest rate	2.81%-3.30%
Expected dividends	None
Forfeiture rate	0%

A summary of option activity as of November 30, 2008, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	$1.99	2.65	$—
Granted	700,000	0.25	2.80	—
Exercised	—	—
Forfeited	(225,000)	2.89

Outstanding at November 30, 2008	800,000	0.21	3.09	—

Vested and expected to vest at November 30, 2008	800,000	0.21	3.09	—

Exercisable at November 30, 2008	800,000	0.21	3.09	—

There were no options exercised during the nine months ended November 30, 2008 or 2007. There is no unvested compensation as of November 30, 2008.

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

The Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of November 30, 2008 and February 29, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred a net loss of $486,358 during the nine months ended November 30, 2008, and has incurred net cash outflows from operating activities during the nine months ended November 30, 2008. Our independent accountants report for 2008 in our Form 10KSB filed with the SEC on July 14, 2008 state that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. During the nine months ended November 30, 2008 the Company generated net proceeds from the sale of stock and issuance of debt amounting to $190,108.

On October 16, 2008, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Promia, Incorporated, a California corporation (“Promia”) and certain shareholders of Promia. Under the terms of the Share Exchange Agreement, the Company would acquire Promia through an acquisition of all or at least 90% of its outstanding stock, options and warrants. In exchange, the Company would issue to the Promia sellers up to 12,500,000 shares of Company stock and/or options or warrants to purchase Company common stock, as such number of shares may be adjusted as described in the Share Exchange Agreement. Upon the closing of the Share Exchange Agreement, the Company would own Promia as a wholly owned, or at least 90% owned, subsidiary.

The closing of the Share Exchange Agreement is subject to the completion of numerous conditions, including the completion of a capital raise with net proceeds of at least $7,000,000, which is still pending. There can be no assurance that the exchange or any other transactions contemplated by the Share Exchange Agreement will be consummated. The Share Exchange Agreement may be terminated: (a) by mutual consent of Promia and the Company; (b) by either party if the transaction is not consummated by February 16, 2009; (c) by either party if the transaction is prohibited by issuance of an order, decree or ruling. In the event of termination, both parties are responsible for their respective expenses; (d) by Promia upon payment of a termination fee; or (e) by either party for various other grounds as provided in the Share Exchange Agreement. Upon the completion of the Share Exchange Agreement, the Company would sell all of its current operations which are focused on the entertainment industry to become solely involved in the current Promia business. During the period until the closing of the Share Exchange Agreement, and in the event the Share Exchange Agreement is terminated, the Company plans to continue to actively operate in the entertainment industry.

The foregoing summary and description of the terms of the transaction contemplated under the Share Exchange Agreement contained herein is qualified in its entirety by reference to the complete Share Exchange Agreement, a copy of which is filed as an exhibit to our Form 8-K filed with the SEC on October 20, 2008 (the “Form 8-K”), and incorporated herein by reference, and the more comprehensive description of the Share Exchange Agreement and transaction contained in the Form 8-K.

There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Plan of Operations

The Company did not generate any revenues during the nine months ended November 30, 2008 or during the nine months ended November 30, 2007.

For the nine months ended November 30, 2008, the Company’s operating expenses amounted to $377,231. This represented an increase of $90,559 in expenses as compared to the operating expenses of $286,672 for the nine months ended November 30, 2007. Operating expenses increased during the nine months ended November 30, 2008 from general and administrative expenses of $101,430 due to stock option compensation in 2008 of $120,043, increased travel and related expenditures of approximately $28,000, offset by a decrease in expenses associated with common stock issued to consultants in 2007 of approximately $43,000. This was offset by a decrease in professional fees of $10,871 for the nine months ended November 30, 2008 resulting primarily from the issuance of $18,360 of stock option compensation issued to our legal counsel during 2007.

During the nine months ended November 30, 2008, the Company’s net loss amounted to $486,358. This represented an increased net loss of $141,154 as compared to the net loss of $345,204 for the nine months ended November 30, 2007. The increased net loss is primarily the result of increased operating expenses of $90,559, as described above, as well as $57,500 in losses from the issuance of common stock for the settlement of debt.

For the quarter ended November 30, 2008, the Company’s operating expenses amounted to $44,572. This represented a decrease of $63,728 in expenses as compared to the operating expenses of $108,300 for the quarter ended November 30, 2007. Operating expenses decreased during the quarter ended November 30, 2008 due primarily to a decrease in general and administrative expenses of $42,783 due primarily to a decrease in travel and related costs of approximately $41,000 in 2008 as compared to 2007. The Company also had decreased professional fee expenses of $20,945 due primarily to lower accounting and audit fees in 2008.

The Company has reported a cumulative net loss of ($5,104,646) from its inception on March 3, 2000 through November 30, 2008.

The Company does not currently have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months. Except as described above as it relates to the completion of the Promia Share Exchange Agreement, during the next twelve months, the Company does not anticipate any product research or development, any purchase or sale of plant or significant equipment, or any significant changes in the number of its employees.

Liquidity and Capital Resources

At November 30, 2008, our total assets were $27,955, our current assets totaled $2,176 and our current liabilities were $1,162,785. Our stockholders’ deficit at November 30, 2008 was ($1,134,830), compared to stockholders’ deficit at February 29, 2008 of ($1,047,376).

As of November 30, 2008, the Company had a cash balance of $2,176. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of November 30, 2008, the Company has aggregate outstanding notes payable and accrued interest balances of $1,013,589, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company and a shareholder, entered into an unsecured promissory note bearing interest at 8% per annum. As of November 30, 2008, the Company had an outstanding balance of $681,264 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of November 30, 2008 was $272,508 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In July 2008, the Company entered into an unwritten, unsecured promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of November 30, 2008, the Company had an outstanding balance of $43,102 under the obligation, including accrued interest. The promissory obligation is due on demand.

4. In May 2002, the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2008, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

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

Sale of Certain Interests in Limited Liability Companies and Projects

On August 26, 2008, the Company entered into a Purchase Agreement with Corbin Bernsen, Team Cherokee Productions, Inc., a company owned by Corbin Bernsen, providing for the sale of certain Company limited liability company interests and projects. The agreement provided for the sale of the Company’s entire membership interests in DOD, LLC and Dead Air, LLC and for the Company to resign as the manager of each; the Company’s sale of one-half of its 40% interest in the production of the film “Car Pool Guy”; and the Company’s sale of a one-half interest in the script for the film “3 Day Test”. In consideration for the assets, Mr. Bernsen agreed to forgive all of the Company debt to him (in the approximate amount of $55,000) and agreed to pay the Company future royalty payments from the projects. The Company received the right to royalty payments in the amount of 12.5% of any future distributions from DOD, LLC and 10% of any future distributions from Dead Air, LLC. The agreement also terminated the Project Management Agreement dated March 18, 2008 previously entered into between the Company and Mr. Bernsen. The transactions under the agreement were effective as of August 26, 2008. The description of the terms of the agreement is qualified by reference to the complete copy of such agreement which is filed as an exhibit to our Form 8-K filed with the SEC on August 29, 2008. In exchange for the sale of the membership interests, all outstanding debt and accrued interest owed by the Company to the shareholder, amounting to $55,475 was forgiven. The Company also had a net liability of $34,562 due to DOD, LLC which was forgiven as part of the transaction. Given its related party nature, the transaction has been accounted for as a capital contribution and the difference of $93,561 between the debt forgiven and the assets transferred to the shareholder has been reflected as additional paid-in capital in the accompanying balance sheet at November 30, 2008.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

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

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates its of film development costs on a quarterly basis for impairment. For the nine months ended November 30, 2008, we recognized $9,050 of film development cost impairments that were recorded in the income statement.

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, the Company must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, the Company may record a reduction in the valuation allowance, resulting in an income tax benefit in the Company’s Statements of Operations. Management evaluates the realizability of the deferred tax assets and assesses the valuation allowance quarterly.

Effective March 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no significant impact on the Company’s financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, PMW measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations” and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company will adopt this FSP beginning March 1, 2009 and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its financial statements, but believes any impact will not be material.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of and framework for selecting the accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (“GAAP hierarchy”). Because the current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, it is directed to the auditor rather than to the entity responsible for selecting accounting principles for financial statements presented in conformity with GAAP. Accordingly, the FASB concluded the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this statement to achieve that result. The provisions of SFAS 162 are effective November 15, 2008, which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes that adoption of SFAS 162 will not have a material effect on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of November 30, 2008, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

•

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, valuation of share based payments, consolidation of various entities, the valuation and capitalization of film development costs, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual financial statements and revisions to related disclosures, including tax reporting, share based payments, consolidation of various entities, the valuation of capitalization of film development costs, and other equity transactions.

Our plan to remediate those material weaknesses remaining as of November 30, 2008 is as follows:

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

CHANGES IN CONTROLS AND PROCEDURES

As required by Rule 13-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and principal financial officer, also evaluated whether any changes have occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control. Based on the evaluation, there have been no such changes during the period covered by this report.

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

Item 2.	Unregistered Sales of Equity Securities.

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

On March 18, 2008, the Company granted its Chief Executive Officer and principal financial officer to purchase up to 200,000 of its common stock at $.25 per share. These stock options expire on March 18, 2009. All of these stock options vested on the grant date.

On June 20, 2008, the Company granted options to purchase an aggregate total of 400,000 shares of Company common stock to two stockholders and directors of the Company under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The options vest immediately and have a 5 year contractual life. Of these options, 100,000 were subsequently cancelled in August 2008. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The value of the options issued amounted to $74,802, which is reflected as an operating expense in the accompanying statement of operations for the nine months ended November 30, 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002 by Chief Executive Officer and

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 302 of the Sarbanes-Oxley act of 2002 by Chief Financial Officer

32.1	Certification required by Rule 13a-14(a) or Rule 15d-14(d) and under Section 906 of the Sarbanes-Oxley act of 2002

(b)	Reports on Form 8-K

The Company filed a Form 8-K on October 20, 2008 regarding the execution of the Share Exchange Agreement with Promia.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: January 12, 2009	/s/ Al Hayes
By: Al Hayes
Title: Chief Executive Officer and principal financial officer