Form 10-K
period 2009-02-28
PUBLIC MEDIA WORKS INC
filed 2009-05-29
CIK 1108730

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended February 28, 2009

☐	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer in its charter)

Delaware	98-0220849
(State or jurisdiction or incorporation or organization)	(I.R.S. Employer Identification Number)

8840 Wilshire Blvd. Beverly Hills, California 90211	90211
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (310) 358-3213

Securities registered under Section 12(b) of the Exchange Act:

(Title of class)	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period for which the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Issuer’s revenues for the fiscal year ending February 28, 2009 were $0.

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b2 of the Exchange Act): $537,206 as of May 7, 2009 (computed based on per share price of $.20 by reference to the closing price of the issuer’s Common Stock on that date as reported by the OTC Bulletin Board times the number of voting common shares held by non-affiliates (2,686,034).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,286,458 shares outstanding as of May 7, 2009.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Factors That May Affect Future Performance” below, as well as our financial statements, related notes, and the other financial information appearing elsewhere in this Annual Report and our other filings with the Commission. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Factors That May Affect Future Performance” and elsewhere in this Annual Report on Form 10-K. Except as required by law or regulation, we assume no obligation to update any forward-looking statements.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Public Media Works, Inc. (the “Company” or “PMW”) is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development. The Company also seeks out raw content in the form of film concepts, trailers, scripts, treatments, music and book proposals to acquire or license for further development and distribution. The Company also has plans to develop a web portal where users can submit and collaborate on content to be screened by their peers and then reviewed by a panel of entertainment industry professionals for potential commercial exploitation.

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

Film Projects	Status
“Without A Badge”	Company executed a Co-Development Agreement with Fuqua Films, Inc. pursuant to which the Company paid $25,000 for a 50% interest in an 18 month option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale
“The Clown”	Script Currently Being Re-Written
“Monsters”	Script Currently Being Written
“The Action”	Script Completed; Funding Required For Production
“On The Hedge”	Script Completed; Funding Required For Production
“The Circuit”	Script Completed; Funding Required For Production

Television Projects	Status
“Carry Your Weight”	Development completed; TV Network Order Required
“The Fastest Car in America”	Development completed; TV Network Order Required
“A Taste of History”	Development completed; TV Network Order Required
“TechStyle”	Development completed; TV Network Order Required
“3 Day Test Reality Show”	Development completed; TV Network Order Required
“Run and Gun”	Development completed; TV Network Order Required
“Ultimate 18”	Development completed; TV Network Order Required

The Company does not currently have any funding for any of the projects described above, and there can be no assurances that the Company will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. The Company has not generated any significant revenues from these projects as of the date of this report, and there can be no assurances the Company will ever generate any revenues from these projects.

Company Interest in Limited Liability Companies For Projects

On August 26, 2008, the Company executed a Purchase Agreement with Corbin Bernsen, and an entity owned by him, providing for the sale of certain Company limited liability company interests and projects. The agreement provided for the sale of the Company’s entire membership interests in DOD, LLC and Dead Air, LLC and for the Company to resign as the manager of each; the Company’s sale of one-half of its 40% interest in the production of the film “Car Pool Guy”; and the Company’s sale of one-half interest in the script for the film “3 Day Test”. In consideration for the assets, Mr. Bernsen agreed to forgive all of the Company debt to him (in the approximate amount of $55,000) and agreed to pay the Company future royalty payments from the projects. The Company received the right to receive royalty payments in the amount of 12.5% of any future distributions from DOD, LLC and 10% of any future distributions from Dead Air, LLC. DOD, LLC owns and develops the film “Donna On Demand” and Dead Air, LLC owns and develops the film “Dead Air”.

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

Title	Medium	Type
TechStyle	Television	Script
Taste of History	Television	Script
The Ultimate 18	Television	Script
Run and Gun	Television	Script
The Action	Feature Film	Script
Fastest Car in America	Television	Script
The Circuit	Television	Script

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

During the fiscal year ended February 28, 2009, the Company generated no revenues. The Company’s competitors have greater resources, market presence and name recognition than the Company. Moreover, although the Company has several television shows under development, the Company has not yet produced a show for distribution. Consequently, the Company has not yet established a position in the television industry, and faces intense competition upon entry.

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

ITEM 1A RISK FACTORS

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

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for a film to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. We are dependent on DVD sales, home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of film production. If we cannot successfully exploit these and other media, it could have a material adverse effect on our business, results of operations and financial condition.

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

We require additional financing to sustain our operations and without it we may not be able to continue operations. At February 28, 2009, we had cash on hand of approximately $1,212. We have never earned a profit and we anticipate that we will continue to incur losses for the foreseeable future. We continue to operate on a negative cash flow basis. We will need to raise additional financing in order to have sufficient financial resources to fund our operations for the next 12 months. Such additional funds may not be available when required.

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 28, 2009, we had cumulative net losses of ($5,051,133) and we had net loss in the year ended February 28, 2009 of ($432,845). We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended February 28, 2009 and February 29, 2008.

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

We are in default under our debt obligations, and if we fail to restructure our outstanding indebtedness, the lenders may take actions that would have material adverse impacts on the Company. The Company has significant outstanding indebtedness, and is in default under its obligations to repay a significant portion of such indebtedness. As of February 28, 2009, the Company had an aggregate outstanding balance of $1,047,904 in debt obligations (including accrued interest), all of which is past due or due on demand. The Company does not have the cash to pay its debt obligations. These events of default provide the lenders with certain rights, including the right to institute an involuntary bankruptcy proceeding against the Company. To date, the lenders have not exercised any material creditors’ remedies. If they choose to exercise these rights in the future, the Company may seek the protection afforded by Chapter 11 of the federal bankruptcy laws and any such exercise would have a material adverse effect on the Company. The Company’s default on its debt obligations and our potential need to seek protection under the federal bankruptcy laws raise substantial doubt about our ability to continue as a going concern.

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

Our executive officers, directors and insider stockholders beneficially own or control approximately 51% of our outstanding common stock and options, which may limit your ability and the ability of our other stockholders, whether acting alone or together, to propose or direct the management or overall direction of our Company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our Company that might otherwise result in you receiving a premium over the market price for your shares. We estimate that approximately 51% of our outstanding shares of common stock is beneficially owned and controlled by a group of insider stockholders, which includes our directors and officers. Accordingly, the existing principal stockholders together with our directors and executive officers will have the power to control the election of our directors and the approval of actions for which the approval of our stockholders is required. If you acquire shares of our common stock, you may have no effective voice in the management of the Company.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. Our lack of familiarity with Section 404 may unduly divert management’s time and resources in executing the business plan. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. Also, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment. Our success depends on the skills, experience and performance of key members of our management team. We are heavily dependent on the continued services of Al Hayes, George Mainas and Kevin Kearney. We do not have long-term employment agreements with any of the members of our senior management team. Each of those individuals may voluntarily terminate his employment with the Company at any time upon short notice. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We do not maintain a key man insurance policy on any of our executive officers.

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

ITEM 2. DESCRIPTION OF PROPERTY

As of the date of this report, the Company subleases space from a space leased by Al Hayes, the Company’s Chief Executive Officer and board member. The space use agreement commenced on March 1, 2009 and ends on May 31, 2009. The Company intends to continue to use the space on a month-to-month basis thereafter. The rent for the sublease and shared use of resources is $1,000 per month. The space is located at 8840 Wilshire Blvd., Beverly Hills, California 90211, and is in good condition.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year ending February 28, 2009.

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

Public Media Works, Inc.	High Closing Bid		Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 28, 2009
FIRST QUARTER (3/1/08 to 5/31/08)	$.80		$.11
SECOND QUARTER (6/1/08 to 8/31/08)	$.80		$.23
THIRD QUARTER (9/1/08 to 11/30/08)	$.50		$.04
FOURTH QUARTER (12/1/08 to 2/28/09)	$.45		$.04

FISCAL YEAR ENDING FEBRUARY 29, 2008
FIRST QUARTER (3/1/07 to 5/31/07)	$2.40	*	$1.40	*
SECOND QUARTER (6/1/07 to 8/31/07)	$1.40	*	$.25	*
THIRD QUARTER (9/1/07 to 11/30/07)	$.43		$0.11
FOURTH QUARTER (12/1/07 to 2/29/08)	$.44		$0.11

*	The prices reported for the First and Second quarter of the fiscal year ending February 29, 2008 have been adjusted for the 20 to 1 reverse stock split which was effective on June 12, 2007.

Holders

As of February 28, 2009, 5,211,440 shares of our common stock were issued and outstanding, and held by approximately 99 shareholders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On November 12, 2007, our board of directors approved our 2007 Equity Incentive Plan which provides for the issuance of up to 1,000,000 options to purchase shares of our common stock. Although the 2007 Equity Incentive Plan has been approved by our board of directors, our stockholders will be asked to approve such amendment at our next shareholder meeting. The table below sets forth information as of February 28, 2009, with respect to compensation plans under which our common stock is authorized for issuance. The only compensation plan under which our common stock is authorized for issuance is our 2007 Equity Incentive Plan.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
800,000	$.21	200,000

Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended February 28, 2009 which were not previously reported in a Quarterly Report.

Repurchases of Equity Securities by the Company and Affiliates

None

Equity Compensation Plan Information

Information with respect to shares of our common stock that may be issued under our equity compensation plans is set forth in separate section of this report commencing on Page 23.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto, and the other financial information included elsewhere in this Form 10-K Report. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains descriptions of Public Media Work’s expectations regarding future trends affecting our business. These forward-looking statements and other forward-looking statements made elsewhere in this document are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The following discussion sets forth certain factors we believe could cause actual results to differ materially from those contemplated by the forward-looking statements.

Overview

Public Media Works, Inc. is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development and partners with other development, and production companies to produce these films.

On October 16, 2008, the Company entered into a share exchange agreement (the “Exchange Agreement”) with Promia, Incorporated, a California corporation (“Promia”) and certain shareholders of Promia. Under the terms of the Exchange Agreement, we were to acquire Promia through an acquisition of all or at least 90% of its outstanding stock, options and warrants. The closing of the Exchange Agreement was subject to certain conditions in order to be successfully consummated, including the completion of a capital raise with net proceeds of $7,000,000. On January 16, 2009, the Company and Promia mutually agreed to terminate the Exchange Agreement due to the inability of the parties to agree upon acceptable terms for the capital raise. The Company may evaluate other acquisition opportunities in the future, although no assurance can be made that any such acquisition will occur.

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $432,845 during year ended February 28, 2009, and has incurred net cash outflows from operating activities during the years ended February 28, 2009 and February 29, 2008 of approximately $171,258 and $228,139, respectively. Our independent accountants report for 2008 and 2007 state that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

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

We do not currently have any funding for any of our film and television projects, and there can be no assurances that we will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. We have not generated any significant revenues from these projects as of the date of this report, and there can be no assurances we will ever generate any revenues from these projects.

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

Liquidity and Capital Resources

At February 28, 2009 our total assets were $28,631, compared to $256,622 at February 29, 2008. Our current assets at February 28, 2009 totaled $3,352, and our current liabilities were $1,109,948, as compared to current assets of $5,953 and current liabilities of $1,303,998 at February 29, 2008. Our stockholders’ deficit at February 28, 2009 was ($1,081,317), compared to stockholders’ deficit at February 29, 2008 of ($1,047,376).

As of February 28, 2009, the Company had a cash balance of $1,212. The Company does not currently have cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing.

To date, the Company has funded its operations through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of February 28, 2009, the Company has an aggregate outstanding balance of $1,047,904 payable under the following obligations:

•

On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company, entered into an unsecured promissory note in the principal amount of $340,000, bearing interest at 8%. As of February 28, 2009, the Company had an outstanding balance of $764,836 under the promissory note, including accrued interest. The promissory note is payable on demand.

•

On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of February 28, 2009 was $266,353 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

•

In May 2002 the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of February 28, 2009, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

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

Results of Operations

The Company’s revenues for the fiscal year ended February 28, 2009 and February 29, 2008 were $0.

The Company’s operating expenses for the fiscal year ended February 28, 2009 were $308,725, compared to operating expenses of $325,726 for the fiscal year ending February 29, 2008. This decrease in operating expenses is attributed to cost cutting measures and the disposal of certain non-performing film assets.

The Company had a net loss of ($432,845) for the fiscal year ended February 28, 2009, compared to a net loss of ($698,718) for the fiscal year ended February 29, 2008. The decrease in net loss is principally attributed to cost cutting measures and the disposal of certain non-performing film assets. The Company reported a cumulative net loss of ($5,051,133) from inception through February 28, 2009.

The Company’s net cash used by operating activities decreased from $228,139 for the fiscal year ended February 29, 2008 to $171,258 for the fiscal year ended February 28, 2009. This decrease is also attributed to cost cutting measures and the disposal of certain non-performing film assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Plan of Operation

During the next twelve months, the Company plans to continue with its current business plan described in “Item 1—Description of Business”. As discussed above, the Company does not currently have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months. There can be no assurances that the Company will generate any revenues or raise any additional capital during the next twelve months.

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

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to film development costs, income taxes, long lived asset valuation, revenue recognition and stock based compensation. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements.

Film Development Costs: Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead.

Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of film development costs on a quarterly basis. For the year ended February 28, 2009, we recognized an impairment of film development costs totaling $9,050.

Income Taxes. In determining the carrying value of the Company’s net deferred tax assets, we must assess the likelihood of sufficient future taxable income in certain tax jurisdictions, based on estimates and assumptions, to realize the benefit of these assets. If these estimates and assumptions change in the future, we may record a reduction in the valuation allowance, resulting in an income tax benefit in our Statements of Operations. Management evaluates the ability to realize the deferred tax assets and assesses the valuation allowance quarterly.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 entitled Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP amends the following pronouncements (among several others) issued by the FASB’s Emerging Issues Task Force (“EITF”): Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.

FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash or other assets upon conversion (including partial cash settlement), unless the embedded conversion option must be separately accounted for as a derivative under SFAS No. 133. Convertible preferred shares that are mandatorily redeemable financial instruments and classified as liabilities under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity are within the scope of FSP APB 14-1; however, convertible preferred stock reported as equity (or temporary equity) is not within the scope of this pronouncement. In addition, FSP APB 14-1 does not apply to convertible debt instruments that require or permit settlement in cash (or other assets) upon conversion when the holders of the underlying stock would receive the same form of consideration in exchange for their shares.

FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 Interest on Receivables and Payables. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. The adoption of FSP APB 14-1 does not have any impact on the Company’s future interim and annual financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5 entitled Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative set forth in paragraphs 6-9 of SFAS No. 133 for purposes of determining whether such instrument or embedded feature qualifies for the first part of the scope exception set forth in paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative set forth in SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. EITF Issue No. 07-5 does not apply to share-based payment awards within the scope of SFAS No. 123(R) for purposes of determining whether such instruments are classified as liability or equity. EITF Issue No. 01-6 (“The Meaning of ‘Indexed to a Company’s Own Stock’”) has been superseded.

As more fully explained below, the objective of EITF Issue No. 07-5 is to determine whether a financial instrument or an embedded feature qualifies for the first part of the scope exception (“indexed to its own stock”) described in paragraph 11(a) of SFAS No. 133. If so, and if the financial instrument or embedded feature has all the characteristics described in paragraphs 6-9 of SFAS No. 133, it must be analyzed under other GAAP [including EITF Issue No. 05-2 The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 to determine whether it is classified in stockholders’ equity—or would be if it were a freestanding instrument. If a financial instrument is otherwise a derivative as defined by SFAS No. 133 and does not qualify under the exception described above, it must be reported as a derivative and accounted for at estimated fair value; whether such an embedded feature must be separated from the host contract (and accounted for as a derivative) is based on other criteria described in SFAS No. 133. If the conversion feature embedded in a convertible debt instrument meets both elements of the scope exception in paragraph 11(a) of SFAS No. 133, it would not be separated from the host contract or accounted for as a derivative by the issuer.

Under EITF Issue No. 07-5, an entity must determine whether an equity-linked financial instrument or embedded feature is indexed to its own stock by using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions (if any), and (2) evaluate its settlement provisions. An exercise contingency (as defined) will not preclude an instrument or an embedded feature from being considered indexed to an entity’s own stock provided that it is based on either (a) an observable market other than the market for the issuer’s capital stock or (b) an observable index other than one calculated or measured solely by reference to the issuer’s own operations (for example, revenues or EBITDA). If the instrument qualifies under Step 1, it is then analyzed under Step 2. An instrument (or embedded feature) is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the estimated fair value of a fixed number of the entity’s equity shares and either a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. With very few exceptions—unless the only variables that could affect the settlement amount would be inputs to the estimated fair value of a “fixed-for-fixed” forward or option on equity shares, an instrument’s strike price or the number of shares used to calculate the settlement are not considered fixed if its terms provide for any potential adjustment, regardless of the probability of the adjustment or whether any such adjustments are within the entity’s control. As a result, standard anti-dilution clauses will apparently preclude an instrument from being considered “indexed to its own stock.”

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The adoption of EITF Issue No. 07-5 on the Company’s future interim and annual financial statements.

Interest Rate Risk

We do not believe that interest rate risk will negatively impact out business plans.

Inflation

We do not believe that inflation will negatively impact our business plans.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS

See “Financial Statements” beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 29, 2008, our previous independent registered accounting firm. Burnham and Schumm, P.C. resigned as the independent registered public accounting firm. The Company engaged Squar, Milner, Peterson, Miranda & Williamson, LLP (“Squar Milner”) as its independent registered public accounting firm effective April 29, 2008. The engagement of Squar, Milner was approved by our board of directors. We have not had any disputes or disagreements with Squar, Milner, Peterson, Miranda & Williamson, LLP, our independent outside auditors, which have been engaged by the Company since April 29, 2008. We did not have any disputes or disagreements with our previous outside auditors Burnham & Schumm, P.C., our independent outside auditors, which were engaged by the Company from May 2003 until April 29, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were not effective as of February 28, 2009 for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2009 due to control deficiencies that constituted material weaknesses.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of February 28, 2009:

1.	Management in assessing its internal controls and procedures for fiscal 2009 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

2.	Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, recording and accuracy of accounts payable and accruals, valuation of share based payments, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual financial statements and revisions to related disclosures, including tax reporting, share based payments, accounts payable and accruals and other equity transactions.

In conclusion, our Chief Executive Officer concluded that we did not maintain effective internal control over financial reporting as of February 28, 2009.

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

CHANGES IN CONTROLS AND PROCEDURES

There were no significant changes made in our internal controls over financial reporting during the quarter ended February 28, 2009 that have materially affected or are reasonably likely to materially affect these controls. Thus, no corrective actions with regard to significant deficiencies or material weaknesses were necessary.

ITEM 9B. OTHER INFORMATION

We must disclose under this time any information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported, whether or not otherwise required by this Form 10-K. If disclosure of such information is made under this item, it need not be repeated in a report on Form 8-K, which could otherwise be required to be filed with respect to such information or in a subsequent report on Form 10-K. No additional disclosure is required under this item.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The following table sets forth certain information regarding executive officers and directors of the Company as of February 28, 2009:

Name	Age	Position
Al Hayes	41	Chief Executive Officer, President, Secretary and a Director
George Mainas	64	Director
Kevin Kearney	56	Director

Al Hayes has served as our Chief Executive Officer and Secretary, and a director since March 18, 2008. Mr. Hayes served as the Chief Operating Officer of Chicago Pictures from November 2005 to December 2007. Chicago Pictures is a film production company which has produced films including “If I had Known that I was a Genius,” which was an Official Sundance entry for competition, and “Train Wreck.” Prior to his position with Chicago Pictures, Mr. Hayes was Head of Production for Gibraltar Entertainment films from May 2004 to November 2005. Gibraltar is a film production company which produced films including “The Flock”, “Van Wilder 2” and “Rescue Dawn”. From May 2001 to May 2004, Mr. Hayes was President of Premier Films, an independent film sales and marketing firm. Mr. Hayes has also co-produced two films, “The Heart is Deceitful above All Things” in 2004, which was selected for competition at the Cannes Film Festival in 2004, and “I Love Your Work” in 2003. Mr. Hayes holds a Bachelor of Arts Degree from California State University Long Beach and a Law Degree from Western State University.

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

Kevin Kearney has serviced as a director of the Company since June 2, 2008. Mr. Kearney served as the President of Kearney & O’Banion, Inc. since 1980, which specializes in the design-build, renovation and restoration of premier homes and commercial properties in San Francisco, California and surrounding Bay area. Mr. Kearney has also served as in expert witness in numerous cases relating to commercial and residential building construction since 1992. Mr. Kearney has served on the board of directors of Promia, Inc. since 2001. Promia is a development firm, software provider and security solutions tool provider to government and industry. Mr. Kearney is also an accomplished writer, educator and classically educated painter. Mr. Kearney has completed two novels and his art works have been featured in numerous gallery exhibitions. Mr. Kearney graduated from the Maryland Institute College of Art, Cum Laude, in 1974, and received his Master of Fine Arts degree, Magna Cum Laude, from the University of California, Davis in 1977.

Board of Directors

The Company’s organizational documents authorize five board members, three of which are currently filled by Mr. Hayes Mr. Mainas, and Mr. Kearney. The Company does not have any current arrangement regarding compensation of its directors, other than reimbursement of travel expenses and other standard out-of-pocket expenditures. The Company does not anticipate compensating its directors for board or committee participation or other service to the Company at this time.

Attendance at Board Meetings during Fiscal Year.

Messrs. Hayes, Mainas and Kearney, as members of the Board of Directors, attended all of its meetings during the fiscal year ended February 28, 2009 during which time they were Directors.

Audit Committee and Financial Report

Our Company does not currently have an audit committee, audit committee charter or “audit committee financial expert.” The entire Board of Directors acts as the Company’s audit committee.

Compensation Committee

The Company does not currently have a compensation committee. The entire Board of Directors acts as the Company’s compensation committee.

Stockholder Communications with the Board of Directors

The Board of Directors has not established a formal process for shareholders to send communications to its members. Any stockholder may send a communication to any member of the Board of Directors, in care of the Company’s address or in care of the address shown in the table of beneficial ownership on this page. If a communication is sent to the Company’s address, the Company will forward any such communication to the relevant member of the Board of Directors.

Section 16(A) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the period ended February 28, 2009, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with, except for the late filing of a Form 4 for Mr. Mainas and Mr. Kearney on August 15, 2008.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company. The Code is attached an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004. The Code is also available free of charge upon request to the Company at 8840 Wilshire Blvd., Beverly Hills, California 90211, Attention: Al Hayes.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended February 28, 2009 by our Chief Executive Officer. The Company did not have any executive officer at February 28, 2009 whose combined salary and bonus exceeded $100,000 during the year ending February 28, 2009. We refer to our Chief Executive Officer as our “named executive officer” elsewhere in this report.

Name and Principal Position	Salary	Bonus	Option Awards	All Other Compensation	Total
Al Hayes, CEO	$25,000	$0	$22,720	$0	$47,720

Compensation Discussion And Analysis

Overview of Executive Compensation Objectives and Philosophy

Our objectives are to attract and retain highly competent executives with entertainment industry experience and to compensate them based upon a pay-for-performance mentality and ability to pay. Our current plan relies on informal goals and objectives agreed upon among the Board of Directors. The achievement of such informal goals and objectives constitute requirements for continued employment with our Company, but there are no objective performance measures at present that upon achievement by the executives would trigger the payment of an annual incentive bonus and there are currently no plans to pay such a bonus. In the future we may formalize our plans with respect to executive compensation to have objective performance criteria on which to judge the performance of our executive management team. Our executive officer has not received an increase in compensation since the date of his hire, and has not received any compensation under an annual incentive bonus.

In order to attract the type of talented executives we seek, we have found that these individuals value the potential large future rewards that come from long-term compensation arrangements in the form of stock option arrangements over current cash compensation. Also, given the current lack of revenues in our business and the accompanying premium we must place on cash, this focus on equity compensation also currently benefits our Company. We have structured our compensation arrangements accordingly.

Our analysis of the cash compensation component of the named executive officer to date has been informal and based primarily on discussions with business colleagues in the local marketplace and a review of widely available comparative salary data. We have not engaged in a practice of formal benchmarking of our executive compensation, but may formalize our compensation practices in the future should we be successful in growing our business. Part of such formalization may take the form of benchmarking. We believe the cash compensation to our named executive officer is well below market conditions in comparison to similar sized public companies and is the result of our lack of revenues and available cash. We have not engaged the services of any compensation consultants.

Role and Authority of our Future Compensation Committee

While we currently have no Compensation Committee. If the number of members of our Board of Directors expands with the expansion of our business operations, we intend to institute a Compensation Committee consisting of independent members of our Board. Each member of the Compensation Committee will be required to be a “non-employee director” within the meaning of Rule 16b-3 under the Securities and Exchange Act of 1934, an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code, and satisfy the independence requirements imposed by the Nasdaq Global Market. The Compensation Committee will be responsible for discharging the responsibilities of the Board of Directors with respect to the compensation of our executive officers.

Elements of Executive Compensation

Through the year ended February 28, 2009, our Company operated under severe shortages of cash. The shortages were due to the Company’s lack of revenue and complete dependence on debt and equity financing to fund its operations. Executive compensation for our one named executive officer consisted of periodic monthly payments in the amount of $5,000 if cash was available, and an initial grant of 200,000 options to purchase common stock. The Company intends to continue to pay its named executive officer $5,000 per month if cash available, and if not, in shares of Company common stock issued at fair market value.

The Impact of Tax and Accounting Treatments on Elements of Compensation

We have elected to award non-qualified stock options instead of incentive stock options to our named executive officer. Internal Revenue Code Section 162(m) precludes the Company from deducting certain forms of non-performance-based compensation in excess of $1,000,000 to named executive officers. To date, we have not exceeded the $1,000,000 limit for any executive.

Change of Control Agreements

We do not have any agreements under which we are required to make any payments upon a change of control of our Company.

Other Compensation

We do not maintain any other benefits for our executives, such as medical and dental insurance coverage or the ability to contribute to a 401(k) retirement plan. The Company has no pension plan, non-equity incentive plan or deferred compensation arrangement. The Company has not used a compensation consultant in any capacity.

Grants of Plan-Based Awards

The Company granted the following equity awards to it named executive officer during the fiscal year ended February 28, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Al Hayes	200,000	200,000	$.25	March 18, 2013(1)

(1)	The options expire upon the earlier of March 18, 2013 or 30 days after the termination of Mr. Hayes’ service with the Company

Outstanding Equity Awards At February 28, 2009

The following table sets forth certain information regarding equity awards granted to our named executive officer outstanding as of February 28, 2009:

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Al Hayes	200,000	200,000	$.25	March 18, 2013(1)

(1)	The options expire upon the earlier of March 18, 2013 or 30 days after the termination of Mr. Hayes’ service with the Company

Option Exercises and Stock Vested

Our named executive officer did not exercise any stock options during the year ended February 28, 2009. Our named executive officer had 200,000 options vest upon their grant during the year ended February 28, 2009 as described above.

Pension Benefits

Our named executive officer did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended February 28, 2009.

Nonqualified Deferred Compensation

Our named executive officer did not earn any nonqualified deferred compensation benefits from us during the year ended February 29, 2008.

Employment Contracts

The Company has no employment contracts with our named executive officers. The Company has not adopted any compensation policies.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of May 7, 2009 regarding the beneficial ownership of our common stock with respect to (i) any person known to us on the basis of filings with the Securities and Exchange Commission to be the beneficial owner of more than five percent (5%) of our common stock, (ii) each of our directors and nominees, (iii) each of our named executive officers, and (iv) our directors and executive officers as a group. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percentage of Class (2)
Directors and Executive Officers
Al Hayes	275,000	(3)	4.5%
George Mainas	2,285,424	(4)	37.5%
Kevin Kearney	540,000	(5)	8.9
All directors and executive officers as a group (3 persons)	3,100,424	(6)	50.9%

5% Stockholders
None (other than the directors and officers above)

(1)	The address for Mr. Hayes, Mr. Mainas, and Mr. Kearney is c/o Public Media Works, Inc., 8840 Wilshire Blvd. Beverly Hills, California 90211
(2)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/ or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 5,286,458 shares of common stock outstanding as of May 7, 2009, and 800,000 options exercisable within 60 days of May 7, 2009.
(3)	Includes 200,000 shares of common stock issuable upon the exercise of outstanding stock options.
(4)	Includes 100,000 shares of common stock issuable upon the exercise of outstanding stock options.
(5)	Includes 200,000 shares of common stock issuable upon the exercise of outstanding stock options
(6)	Includes 500,000 shares of common stock issuable upon the exercise of outstanding stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions. Since March 1, 2008, we have not had any transactions in which any of our related persons had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%. The promissory note is payable on demand. As of February 29, 2008, the Company had an outstanding balance of $764,836 under the promissory note, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas, a stockholder of the Company, serves as Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expired on August 17, 2005. The outstanding balance on this account as of February 28, 2009 was $266,353, including accrued interest. The amount outstanding under this letter of credit is payable on demand.

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

On June 2, 2008, the Board of Directors of the Company appointed Kevin Kearney to the Board of Directors. On June 20, 2008, the Company granted each of Mr. Kearney and Mr. Mainas options to purchase 200,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. On July 23, 2008, Mr. Mainas subsequently agreed to the mutual termination of 100,000 of the options granted to him.

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

Director Independence. We currently have only three directors, Mr. Al Hayes, Mr. George Mainas and Mr. Kevin Kearney. Mr. Hayes also serves as our chief executive officer. As of May 7, 2009, Mr. Hayes beneficially owns approximately 4.5% of our outstanding shares of common stock, Mr. Mainas beneficially owns approximately 37.5% of our outstanding shares of common stock, and Mr. Kearney beneficially owns approximately 8.9% of our outstanding common stock. Neither Mr. Hayes, Mr. Kearney nor Mr. Mainas are considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The Company paid an aggregate of $39,400 and $24,726, respectively, to its principal accountant for the audit of its annual financial statements and quarterly review of its financial statement and for services normally provided in connection with the statutory and regulatory filings or engagements for the fiscal years ended February 28, 2009 and February 29, 2008.

Audit-Related Fees

There were not payments for audit-related fees for the fiscal years ended February 28, 2009 and February 29, 2008.

Tax Fees

The Company paid an aggregate of $0 and $1,500, respectively, to its principal accountant for services related to tax compliance, tax advice and tax planning for the fiscal year ended February 28, 2009 and February 29, 2008. Such services comprised: preparation of federal and state corporate tax returns.

All Other Fees

The Company paid no other fees to its principal accountant for products and services provided, other than those previously described, for the fiscal years ended February 28, 2009 and February 29, 2008.

Audit Committee Pre-Approval Policies

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. The Board of Directors has approved all of the fees paid and identified herein to the Company’s principal accountant.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description
2.1	Share Exchange Agreement by and between Burnam Management, Inc. and Public Media Works, Inc., dated August 30, 2003 (1)

2.2	Share Exchange Agreement dated as of October 16, 2008 by and among the Company, Promia and certain shareholders of Promia (2)

3.1	Certificate of Incorporation(3)

3.2	Certificate of Amendment of Certificate of Incorporation (4)

3.3	Bylaws (3)

3.4	Amended Bylaws (1)

3.5	Certificate of Amendment of Certificate of Incorporation (5)

10.9	Promissory Note with George Mainas dated August 30, 2000 (6)

10.10	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (6)

10.22	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (1)

10.60	Share Purchase Offer and Subscription Agreement dated August 16, 2007(7)

10.61	Debt Conversion Agreement with F. James McCarl dated November 12, 2007(8)

10.62	Debt Conversion Agreement with Thomas Szabo dated November 12, 2007(8)

10.63	Subscription and Debt Conversion Agreement with George Mainas dated November 12, 2007(8)

10.64	Settlement Agreement with Savvior Technology Solutions dated November 16, 2007(8)

10.65	2007 Equity Incentive Plan (8)

10.66	Project Management Agreement with Mr. Bernsen dated March 18, 2008 (9)

10.67	Co-Development Agreement dated April 2, 2008 with Fuqua Films, Inc. (10)

10.68	Subscription Agreement dated April 8, 2008 with George Mainas (10)

10.69	Subscription Agreement dated April 8, 2008 with Kevin M. Kearney (10)

10.70	Consulting Agreement between the Company and CRG Partners, Inc. dated as of April 22, 2008 (11)

10.71	Subscription Agreement dated May 21, 2008 with Kevin Kearney (12)

10.72	Subscription and Debt Conversion Agreement dated June 2, 2008 with George Mainas (12)

10.73	Purchase Agreement with Corbin Bernsen dated August 26, 2008 (13)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (14)

16	Letter from Burnham and Schumm P.C. dated April 29, 2008 (11)

21	Listing of Subsidiaries (15)

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and principal financial officer (15)

32	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer and principal financial officer (15)

(1)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2, as filed September 1, 2004.
(2)	Incorporated by reference from the Company’s report on Form 8-K, as filed on October 20, 2008.
(3)	Incorporated by reference from the Company’s Form 10-SB, as filed on March 9, 2000.
(4)	Incorporated by reference from the Company’s Form 8-K, as filed on September 8, 2003.
(5)	Incorporated by reference from the Company’s report on Form 8-K, as filed on June 22, 2007.
(6)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2, as filed June 29, 2004.
(7)	Incorporated by reference from the Company’s report on Form 8-K, as filed on August 21, 2007.
(8)	Incorporated by reference from the Company’s report on Form 8-K, as filed on November 16, 2007.
(9)	Incorporated by reference from the Company’s report on Form 8-K, as filed on March 28, 2008.
(10)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 8, 2008.
(11)	Incorporated by reference from the Company’s report on Form 8-K, as filed on April 29, 2008.
(12)	Incorporated by reference from the Company’s report on Form 8-K, as filed on June 5, 2008.
(13)	Incorporated by reference from the Company’s report on Form 8-K, as filed on August 29, 2008.
(14)	Incorporated by reference from the Company’s Form 10K-SB, as filed on August 18, 2004.
(15)	Attached as an exhibit to this report.

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 16, 2009 regarding the mutual termination of our Share Exchange Agreement with Promia, Incorporated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: May 29, 2009	/s/ Al Hayes
	By:	Al Hayes
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities an on the dates indicated.

/s/ Al Hayes
Al Hayes	Chief Executive Officer, Secretary, and principal financial officer	May 29, 2009
/s/ George Mainas
George Mainas	Director	May 29, 2009

/s/ Kevin Kearney
Kevin Kearney	Director	May 29, 2009

PUBLIC MEDIA WORKS, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Public Media Works, Inc.

We have audited the accompanying balance sheets of Public Media Works, Inc. (the “Company”) as of February 28, 2009 and February 29, 2008 and the related statements of operations, stockholders deficit and cash flows for each years in the two year period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. as of February 28, 2009 and February 29, 2008, and the results of their operations and their cash flows years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations through February 28, 2009, it has an accumulated deficit of $5,051,133. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda, & Williamson, LLP

Newport Beach, California

May 29, 2009

PUBLIC MEDIA WORKS, INC.

BALANCE SHEETS

FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
Assets
Current Assets:
Cash	$1,212	$1,212
Prepaid expenses and deposits	2,140	4,741

Total current assets	3,352	5,953
Equipment, net	279	2,279
Film development costs	25,000	248,390

Total Assets	$28,631	$256,622

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable and accrued expenses	$62,044	$59,454
Related party advances and due to related parties	—	47,500
Film participation interests	—	120,000
Accrued interest on notes payable to stockholders	328,345	285,442
Notes payable to stockholders	515,937	608,980
Notes payable, line of credit, related party	203,622	182,622

Total current liabilities	1,109,948	1,303,998

Stockholders’ Deficit:
Common stock, $.0001 par value 100,000,000 shares authorized, 5,211,440 and 4,481,440 issued and outstanding	521	448
Additional paid-in capital	3,969,295	3,570,464
Accumulated deficit	(5,051,133)	(4,618,288)

Total stockholders’ deficit	(1,081,317)	(1,047,376)

Total Liabilities and Stockholders’ Deficit	$28,631	$256,622

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
Revenues:	$—	$—

Total revenues	—	—

Cost of film development	—	4,770
Impairment of film development costs	9,050	108,243

Loss from operations	(9,050)	(113,013)

Expenses:
General administrative expenses	198,780	192,782
Professional fees	109,945	132,974

Total expenses	308,725	325,756

Operating loss	(317,775)	(438,739)

Other expenses:

Interest expense	(54,978)	(69,664)
Loss on issuance of common stock below market price	(27,500)
Loss on conversion of debt to common stock	(30,000)	(186,500)
Equity in losses on investment	(1,414)	(2,215)

Total other expense	(113,892)	(258,379)

Loss before income taxes	(431,667)	(697,118)
Provision for income taxes	1,178	1,600

Net loss	$(432,845)	$(698,718)

Net loss per common share – basic and diluted	$(.09)	$(.26)

Weighted average number of shares outstanding – basic and diluted	5,038,262	2,709,132

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, March 1, 2008	1,859,463	$186	$2,875,480	$(3,919,570)	$(1,043,904)
Common stock issued for services rendered	15,000	1	77,999		78,000
Common stock issued for $2.00 per share	50,000	5	99,995		100,000
Common stock issued between $.10 and $.30 per share	716,667	72	154,928		155,000
Share based compensation expense			31,000		31,000
Common stock issued for conversion of note principal and interest	1,840,310	184	331,246		331,246
Net loss	—	—	—	(698,718)	(699,718)

Balance, February 29, 2008	4,481,440	448	3,570,464	(4,618,288)	(1,047,376)
Common stock issued for $0.10 per share	250,000	25	24,975		25,000
Common stock issued for services rendered	60,000	6	7,794		7,800
Common stock issued for $.25 per share	100,000	10	24,990		25,000
Common stock issued for conversion of note principal and interest	120,000	12	59,988		60,000
Common stock issued for $0.20 per share	200,000	20	39,980		40,000
Share based compensation expense			147,533		147,533
Capital contribution on sale of membership interests in investees (Note 1)			93,571		93,571
Net loss				(432,845)	(432,845)

Balance, February 28, 2009	$5,211,440	$521	$3,969,295	$(5,051,133)	$(1,081,317)

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(432,845)	$(698,718)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	2,000	3,611
Impairment of film development costs	9,050	108,243
Share based compensation	120,043	31,000
Equity in losses of investee	1,414	2,215
Common stock issued for services	7,800	78,000
Loss on issuance of common stock	27,500
Loss on conversion of notes payable to shares	30,000	186,500

Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	2,601	1,265
Increase (decrease) in accounts payable and accrued expenses	6,114	(30,363)
Related party advances and due to related parties		30,500
Accrued interest	56,479	59,608

Net cash used by operating activities:	(171,258)	(228,139)

Cash flows used by investing activities:
Increase in film development costs	(36,750)	(39,447)
Decrease in cash from sale of membership interests	(2,600)
Net cash used by investing activities:	(39,350)	(39,447)

Cash flows from financing activities:
Proceeds from sale of common stock	90,000	215,000
Proceeds from related party advances	12,750	63,026
Repayment of related party borrowings		(16,030)
Proceeds from notes payable from stockholders	107,858
Net cash provided by financing activities:	210,608	261,996

Net increase (decrease) in cash	0	(5,590)
Cash, beginning of period	1,212	6,802
Cash, end of period	$1,212	$1,212

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	1,178	1,600

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$30,000	$131,134
Settlement of debt and accrued interest through transfer of membership interests in investees	$55,475	$—

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2008

1. Organization and Basis of Presentation

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

On January 11, 2007, the Company formed DOD, LLC (a California Limited Liability Company and wholly-owned Subsidiary) for the purpose of production and exploitation of a motion picture entitled Donna On Demand. On April 29, 2007, the Company obtained a 20% equity ownership in Dead Air, LLC (“Dead Air”) (a California Limited Liability Company) for the purpose of production and exploitation of a motion picture entitled Dead Air. As of and the year ended February 29, 2008, the financial statements included the accounts of the Company and DOD, LLC, a wholly owned subsidiary and its equity interest ownership in Dead Air. All significant inter-company accounts and transactions were eliminated in consolidation.

Effective August 26, 2008, the Company entered into a purchase agreement with one of its shareholders to sell and transfer its membership interests in DOD, LLC and Dead Air to such shareholder. As a result, effective August 26, 2008, the accounts of DOD, LLC are no longer included in the financial statements. In exchange for the sale of the membership interests, all outstanding debt and accrued interest owed by the Company to the shareholder, amounting to $55,475 was forgiven. The Company also had a net liability of $34,562 due to DOD, LLC which was forgiven as part of the transaction. Given its related party nature, the transaction has been accounted for as a capital contribution and the difference of $93,561 between the debt forgiven and the assets transferred to the shareholder has been reflected as additional paid-in capital in the accompanying balance sheet at February 28, 2009.

The calculation of the capital contribution on the transfer of membership interests to the shareholder was calculated as follows:

Debt forgiven
Note payable and accrued interest to shareholder	$55,475
Due to DOD, LLC	34,562

Transaction consideration	90,037
Net assets transferred to shareholder	3,534

Additional paid-in capital - capital contribution on transaction with shareholder	$93,571

The Company has agreements to share in the future profits of DOD, LLC (12.5% of any distributions) and Dead Air (10% of any distributions), should their profitability reach certain defined levels, if any. Currently, management considers it remote that it will receive any profit participation royalties in the future relating to these films.

Basis of Presentation

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $432,845 during the year ended February 28, 2009, has an accumulated deficit of $5,051,133 at February 28, 2009 and has incurred net cash outflows from operating activities during the years ended February 28, 2009 and February 29, 2008 of approximately $171,258 and $228,139, respectively. These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company will need to obtain additional financing through the sale of equity securities and / or the issuance of debt, if needed. There can be no assurance that such financing will be available on acceptable terms, or at all. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. (See NOTE 3 for additional information regarding management’s plans).

Principles of Consolidation

The financial statements prior to August 26, 2008 are presented on a consolidated basis and include the accounts of the Company and DOD, LLC, a wholly-owned subsidiary. All significant intercompany accounts were eliminated in consolidation. The Company no longer consolidates the subsidiary due to the transfer of its membership interests in DOD, LLC to a shareholder effective August 26, 2008 (see “Organization” for further description).

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

2. Summary of Significant Accounting Policies

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Significant estimates and assumptions included in the Company’s financial statements relate to evaluating the carrying value of film development costs and related amortization, film participation interests, estimate of loss contingencies, accruals and stock based compensation.

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

Management has concluded that it is not practical to determine the estimated fair value of amounts due to related parties. SFAS No. 107 requires that for instruments for which it is not practicable to estimate their fair value, information pertinent to those instruments be disclosed, such as the carrying amount, interest rate, and maturity, as well as the reasons why it is not practicable to estimate fair value. Management believes it is not practical to estimate the fair value of such financial instruments because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practicable due to the lack of data regarding similar instruments, if any, and the associated potential costs. The measurements referenced in the preceding sentences refer to those described in SFAS No. 157 (“Fair Value Measurements”), as amended.

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

Advertising and Promotions

The Company expenses all advertising and promotion costs as incurred. For the years ended February 28, 2009 and February 29, 2008, advertising expense was $2,500 and $5,675, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax asset and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measure using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized against deferred tax assets when it is more likely than not that the assets will not be realized.

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

The Company did not recognize any additional liability for unrecognized tax benefit as a result of the implementation. As of February 28, 2009, the Company did not increase or decrease liability for unrecognized tax benefit related to tax positions in prior period nor did the company increase its liability for any uncertain tax positions in the current year. Furthermore, there were no adjustments to the liability or lapse of statute of limitation or settlements with taxing authorities.

The Company expects resolution of unrecognized tax benefits, if created would occur while the 100% valuation allowance of deferred tax assets is maintained; therefore, the Company does not expect to have any unrecognized tax benefits that, if recognized, would affect its effective income tax rate.

The Company will recognize interest and penalty related to unrecognized tax benefits and penalties as income tax expense. As of February 28, 2009, the Company has not recognized any liabilities for penalty or interest as the Company does not have any liability for unrecognized tax benefits.

Net Loss Per Common Share – basic and diluted

Net loss per common share is computed by dividing loss available to common shareholders by the weighted average common shares issued and outstanding. Net loss is divided by the weighted average number of common shares issued and outstanding for each period adjusted by amounts representing the dilutive effect of stock options outstanding. As of February 28, 2009 and 2008, the Company had 800,000 and 325,000 stock options, respectively, that were not included in the net loss per common share due to the options being anti-dilutive. There were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

Significant Recent Accounting Pronouncements

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1 entitled Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP amends the following pronouncements (among several others) issued by the FASB’s Emerging Issues Task Force (“EITF”): Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue No. 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments. FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash or other assets upon conversion (including partial cash settlement), unless the embedded conversion option must be separately accounted for as a derivative under SFAS No. 133. Convertible preferred shares that are mandatorily redeemable financial instruments and classified as liabilities under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity are within the scope of FSP APB 14-1; however, convertible preferred stock reported as equity (or temporary equity) is not within the scope of this pronouncement. In addition, FSP APB 14-1 does not apply to convertible debt instruments that require or permit settlement in cash (or other assets) upon conversion when the holders of the underlying stock would receive the same form of consideration in exchange for their shares. FSP APB 14-1 requires that both the equity component (the conversion feature) and liability component of convertible debt within its scope be separately accounted for at estimated fair value in order to reflect the entity’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The excess of the principal amount of the liability component over its carrying value must be amortized to interest cost using the interest method described in APB Opinion No. 21 Interest on Receivables and Payables. The equity component is not re-measured as long as it continues to meet the conditions for equity classification in EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. FSP APB 14-1 also provides guidance on de-recognition as it relates to modifications, exchanges and induced conversions of debt instruments within its scope. This FSP is effective for financial instruments issued during fiscal years beginning after December 15, 2008, and interim periods within those years; early adoption is not permitted. However, FSP APB 14-1 must be applied retrospectively to all periods presented, and thus may impact instruments within its scope that were outstanding at any time during such prior periods. The adoption of FSP APB 14-1 is not expected to have any impact on the Company’s future interim and annual financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5 entitled Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. This pronouncement applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative set forth in paragraphs 6-9 of SFAS No. 133 for purposes of determining whether such instrument or embedded feature qualifies for the first part of the scope exception set forth in paragraph 11(a) of SFAS No. 133. EITF Issue No. 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative set forth in SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF Issue No. 00-19. EITF Issue No. 07-5 does not apply to share-based payment awards within the scope of SFAS No. 123(R) for purposes of determining whether such instruments are classified as liability or equity. EITF Issue No. 01-6 (“The Meaning of ‘Indexed to a Company’s Own Stock’”) has been superseded. As more fully explained below, the objective of EITF Issue No. 07-5 is to determine whether a financial instrument or an embedded feature qualifies for the first part of the scope exception (“indexed to its own stock”) described in paragraph 11(a) of SFAS No. 133. If so, and if the financial instrument or embedded feature has all the characteristics described in paragraphs 6-9 of SFAS No. 133, it must be analyzed under other GAAP [including EITF Issue No. 05-2 The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 to determine whether it is classified in stockholders’ equity—or would be if it were a freestanding instrument. If a financial instrument is otherwise a derivative as defined by SFAS No. 133 and does not qualify under the exception described above, it must be reported as a derivative and accounted for at estimated fair value; whether such an embedded feature must be separated from the host contract (and accounted for as a derivative) is based on other criteria described in SFAS No. 133. If the conversion feature embedded in a convertible debt instrument meets both elements of the scope exception in paragraph 11(a) of SFAS No. 133, it would not be separated from the host contract or accounted for as a derivative by the issuer.

Under EITF Issue No. 07-5, an entity must determine whether an equity-linked financial instrument or embedded feature is indexed to its own stock by using the following two-step approach: (1) evaluate the instrument’s contingent exercise provisions (if any), and (2) evaluate its settlement provisions. An exercise contingency (as defined) will not preclude an instrument or an embedded feature from being considered indexed to an entity’s own stock provided that it is based on either (a) an observable market other than the market for the issuer’s capital stock or (b) an observable index other than one calculated or measured solely by reference to the issuer’s own operations (for example, revenues or EBITDA). If the instrument qualifies under Step 1, it is then analyzed under Step 2. An instrument (or embedded feature) is considered indexed to an entity’s own stock if its settlement amount will equal the difference between the estimated fair value of a fixed number of the entity’s equity shares and either a fixed monetary amount or a fixed amount of a debt instrument issued by the entity. With very few exceptions - unless the only variables that could affect the settlement amount would be inputs to the estimated fair value of a “fixed-for-fixed” forward or option on equity shares, an instrument’s strike price or the number of shares used to calculate the settlement are not considered fixed if its terms provide for any potential adjustment, regardless of the probability of the adjustment or whether any such adjustments are within the entity’s control. As a result, standard anti-dilution clauses will apparently preclude an instrument from being considered “indexed to its own stock.”

EITF Issue No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The guidance in such pronouncement must be applied to outstanding instruments as of the beginning of the fiscal year in which it is adopted, with a cumulative-effect adjustment of opening retained earnings (or other appropriate components of equity or net assets). The adoption of EITF Issue No. 07-5 is not expected to have on the Company’s future interim and annual financial statements.

Reclassifications

Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

3. Going Concern and Liquidity Matters

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $432,845 during year ended February 28, 2009, and has incurred net cash outflows from operating activities during the years ended February 28, 2009 and February 29, 2008 of $171,258 and $228,139, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. During the nine months ended February 28, 2009 the Company generated net proceeds from the sale of stock and issuance of debt amounting to $210,608.

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

The Company does not currently have any funding for any of the projects described above and there can be no assurances that the Company will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. The Company has not generated any significant revenues from these projects as of the date of this report, and there can be no assurances the Company will ever generate any revenues from these projects.

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

4. Film Development Costs

At February 28, 2009 and February 29, 2008, the Company has capitalized $25,000 and $248,390, respectively for film development costs.

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

The Company assessed the valuation of its film development costs and the Company’s management has determined that $9,050 of capitalized film development costs were impaired and were written off during the period ended February 28, 2009.

5. Equipment

Equipment consisted of the following as of February 28, 2009 and February 29, 2008.

	February 28, 2009	February 29, 2008
Furniture and leasehold improvements	$2,554	$2,554
Computers and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	(38,465)	(36,465)

	$279	$2,279

Depreciation expense for the year ended February 28, 2009 and February 29, 2008 amounted to $2,000 and $3,611, respectively.

6. Line of Credit Due To Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a stockholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. As of February 28, 2009 and February 29, 2008, the outstanding balance amounted to $203,622 and $182,622, respectively, and is due on demand.

7. Note Payable to Stockholders

Notes payable to stockholders consist of the following at February 28, 2009 and February 29, 2008.

	February 28, 2009	February 29, 2008
Note payable to a stockholder and director of the Company, earning interest is being charged at 8% per annum. The note is unsecured and due on demand.	$457,222	$442,947
Note payable to a stockholder and director of the Company, earning interest at 7% per annum. The note is unsecured and due on demand.	42,000	—
Note payable to a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	16,715	16,715
Note payable to an individual and also a stockholder of the Company, earning interest at 6% per annum. The note is unsecured and due on demand.	—	49,318
Note payable to an individual, also a stockholder of the company, earning interest at 6 % per annum. The note is unsecured and due on demand.	—	100,000

Total notes payable to stockholders, all current	$515,937	$608,980

8. Fair Value Measurement

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of February 28, 2009 and February 29, 2008.

9. Common Stock

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

On April 4, 2007, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. to provide services over a three month period under which it issued 15,000 shares of its common stock in exchange for such services. The shares were valued based on the value of the services totaling $78,000 (which is more clearly determinable) and were expensed and included as general and administrative expenses in the accompanying statement of operations for the year ended February 28, 2008.

On August 16, 2007, the Company issued 716,667 shares of its common stock at $0.30 per share for a total amount of $65,000.

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

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc, with an initial period of 30 days and a renewal period of an additional 150 days. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement, this agreement has expired. The 60,000 shares issued on April 22, 2008 were valued at $.13 per share or $7,800 and has been expensed in the statement of operations.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $.25 per share for no cash consideration. The Company recorded a discount of $27,500 related to the issuance of this common stock, which has been reflected in loss on issuance of common stock in the accompanying statement of operations.

On June 2, 2008, the Company executed a debt conversion agreement with George Mainas, a Company director and principal stockholder and debt holder, for the conversion of $30,000 in Company debt into 120,000 shares of the Company’s common stock for $.25 per share. The issuance of the Company’s shares of common stock to Mr. Mainas was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder. As the fair value of the common stock issued amounted to $60,000 on the date of the agreement, the conversion resulted in a loss on the issuance of common stock of $30,000, which is reflected in the accompanying statement of operations for the year ended February 28, 2009.

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

10. Stock-Based Compensation

The Company’s 2007 Equity Incentive Plan (the “Plan”), which is not yet shareholder-approved, permits the grant of share options and shares to its employees and affiliates for up to one million shares of common stock. The Company believes that such awards better align the interests of its employees and affiliates with those of its shareholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant. The Company has granted and issued the stock options in the financial statements as shareholder approval is nothing more than an administrative matter, consistent with SFAS 123(R), “Share Based Payment.”

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

On March 18, 2008, the Company granted its Chief Executive Officer and principal financial officer to purchase up to 200,000 of its common stock at $.25 per share. These stock options expire on March 18, 2009. All of these stock options vested on the grant date. The estimated value of the options issued amounted to $22,720, which is reflected as general administrative expenses in the accompanying statement of operations for the year ended February 28, 2009.

On June 20, 2008, the Company granted options to purchase an aggregate total of 400,000 shares of Company common stock to two stockholders and directors of the Company under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share. The options vest immediately and have a 5 year contractual life. Of these options, 100,000 were subsequently cancelled in August 2008. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The estimated value of the options issued amounted to $102,292, which is reflected as general administrative expenses in the accompanying statement of operations for the year ended February 28, 2009.

On July 23, 2008, the Company granted options to purchase 100,000 shares of Company Common Stock under the Company’s 2007 Equity Incentive Plan at an exercise price of $.25 per share, in consideration for certain consulting services. The options vest immediately and have a 3 year contractual life. The issuance of the options was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The estimated value of the options issued amounted to $22,521, which is reflected as an operating expense in the accompanying statement of operations for the year ended February 28, 2009.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and the other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Assumptions used to calculate the fair value of the options issued was as follows:

	Year ended February 29, 2008	Year ended February 29, 2008
Expected life in years	2-5	2-5
Stock price volatility	113%-379%	112%-379%
Risk free interest rate	2.81%-3.30%	2.81%-3.75%
Expected dividends	None	None
Forfeiture rate	0%	0%

A summary of option activity as of February 28, 2009 and February 29, 2008, and changes during the year then ended is presented below:

Options	Shares	Weighted Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2007	125,000	$5.00	1.6
Granted	200,000	.10	3.0
Exercised	—	—
Forfeited or expired	—	—

Outstanding at February 29, 2008	325,000	$1.99	3.15	$—
Granted	700,000	0.25	2.80
Exercised	—	—
Forfeited or expired	(225,000)	2.89

Outstanding at February 28, 2009	800,000	$0.21	3.09	$—

Exercisable at February 28, 2009	800,000	$0.21	3.09	$—

There were no options exercised during the years ended February 28, 2009 and February 28, 2008. There is no unvested compensation at February 28, 2009.

11. Income Taxes

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 1993 and forward are subject to examination by the U.S. and 2003 and forward by California tax authorities due to the carry forward of unutilized net operating losses. The Company is currently not under examination by any taxing authorities.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At February 28, 2009 and February 29, 2008, the Company had net deferred tax assets of approximately $1.592 million and $1.457 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The provision for income tax consists of the following components at February 28, 2009 and February 29, 2008:

	2009	2008
Current:
Federal income taxes	$—	$—
State income taxes	1,178	1,600
Deferred	—	—

	$1,178	$1,600

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	For the year ended February 28, 2009	For the year ended February 29, 2008
Expected tax benefit using regular rates	$(146,767)	$(174,154)
State minimum tax	1,178	1,600
Valuation allowance	146,767	174,154

Tax Provision	$1,178	$1,600

The Company has loss carry forwards totaling $4,682,809 that may be offset against future federal income taxes. If not used, the carry forwards will expire as follows:

Operating Losses
2020	$380,704
2021	128,030
2022	125,383
2023	657,670
2024	921,821
2025	578,518
2026	257,319
2027	504,579
2028	697,118
2029	431,667

$4,682,809

In addition, the Company has a $125,000 capital loss carryover. The capital loss carryover expires, if not used, during the year ended 2011. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

12. Subsequent Events

In March 2009, the Company has earned $50,000 in consulting services. Payment was received in March 2009.

On March 18, 2009, 200,000 stock options owned by a shareholder and director of the Company expired.

On April 17, 2009, $15,000 of accrued salary recorded as of February 28, 2009 for the CEO of the Company was converted into 75,000 shares of common stock at $0.20.