Form 10-Q
period 2009-05-31
PUBLIC MEDIA WORKS INC
filed 2009-07-15
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 000-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8840 Wilshire Blvd.

Beverly Hills, California 90211

(Address of principal executive offices)

(310) 358-3213

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    YES  ☐    NO  ☒

On July 9, 2009, the registrant had outstanding 5,286,458 shares of Common Stock, which is the registrant’s only class of common equity

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

For the Quarter Ended May 31, 2009

-

-

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of Public Media Works, Inc. (including certain projections and business trends) that are “forward-looking statements”. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC.

Condensed Balance Sheets

	May 31, 2009 (Unaudited)	February 28, 2009
Assets
Current assets:
Cash	$11,657	$1,212
Prepaid expenses	2,140	2,140

Total current assets	13,797	3,352
Equipment, net	279	279
Film development costs	25,000	25,000

Total assets	$39,076	$28,631

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$21,350	$62,044
Accrued interest on notes payable to stockholders and a related party	342,729	328,345
Notes payable to stockholders	515,937	515,937
Notes payable to a related party	201,274	203,622

Total current liabilities	1,081,290	1,109,948

Stockholders’ deficit
Common stock $.0001 par value, 100,000,000 shares authorized 5,286,440 and 5,211,440 issued and outstanding	529	521
Additional paid-in capital	3,984,295	3,969,295
Accumulated deficit	(5,027,038)	(5,051,133)

Total stockholders’ deficit	(1,042,214)	(1,081,317)

Total liabilities and stockholders’ deficit	$39,076	$28,631

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Operations - (Unaudited)

	Three months ended May 31,
	2009	2008
Revenue:	$50,000	$—

Expenses:
General and administrative expenses	2,182	43,082
Professional fees	9,340	37,730

	11,522	80,812

Operating profit (loss)	38,478	(80,812)

Other expenses:
Loss on issuance of common stock below market price	—	(27,500)
Equity in losses on investment in limited liability company	—	(1,414)
Interest expense	(14,383)	(13,090)

Total other expenses	(14,383)	(42,004)

Income (loss) before income taxes	24,095	(122,816)
Provision for income taxes	—	—

Net income (loss)	$24,095	$(122,816)

Net income (loss) per common share - basic and diluted	$0.01	$(0.03)

Weighted average number of shares outstanding, basic and diluted	5,247,310	4,661,766

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Cash Flows (Unaudited)

	Three months ended May 31, 2009	Three months ended May 31, 2008
Cash flows from operating activities:
Net income (loss)	$24,095	$(122,816)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation	—	500
Loss on issuance of common stock below market price	—	27,500
Common stock issue for services	—	7,800
Fair value of stock options at grant date	—	22,720
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	—	(746)
(Increase) in film development costs capitalized	—	(36,750)
(Decrease) increase in accounts payable and accrued expenses and accrued interest	(11,310)	42,134

Net cash used by operating activities	12,785	(59,658)

Cash flows from investing activities:
Net cash used by investing activities	—	—

Cash flows from financing activities:
Issuance of common stock		50,000
Proceeds from related party borrowings		24,358
Payment of related party borrowings	(2,340)	—
Proceeds from related party advances		12,750

Net cash used by financing activities	(2,340)	87,108

Net increase in cash	10,445	27,450
Cash, beginning of period	1,212	1,212

Cash, end of period	$11,657	$28,662

See accompanying notes, which are an integral part of the financial statements.

Non-cash financing activities

During the three months ended May 31, 2009:

On April 17, 2009, $15,000 of accrued salary as of February 28, 2009 due to the CEO of the Company was converted into 75,000 shares of common stock at $0.20.

During the three months ended May 31, 2008:

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. under which it issued 60,000 shares of its common stock for services. The services were valued at $7,800 and are expensed as general and administrative expenses in the statements of operations.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

MAY 31, 2009

1. Basis of Presentation

The accompanying unaudited financial statements of Public Media Works, Inc., (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three-month period ended May 31, 2009 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2010. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended February 28, 2009, as filed with the Securities and Exchange Commission on May 29, 2009.

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

2. Going Concern and Liquidity Matters

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm included a going concern uncertainty explanatory paragraph in their report, dated May 29, 2009, which is included in our Form 10-K for the fiscal year ended February 28, 2009.

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

3. Revenue Recognition

The Company’s revenues are recorded in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met.

The Company’s revenues during the current quarter were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 in cash and an ownership position in the investment. The ownership position in the investment has not been received as of May 31, 2009.

4. Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP
107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We have not completed our analysis nor determined its effects on our financial position or results of operations.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have not completed our analysis nor determined its effects on our financial position or results of operations.

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our financial position, results of operations and cash flows. Our adoption of EITF 07-1 on March 1, 2009, did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” (“SFAS 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively and is effective for annual periods beginning after December 15, 2008. Earlier adoption is prohibited. Our adoption of SFAS No. 141 on March 1, 2009, did not have a material impact on our financial statements.

The Sarbanes-Oxley Act of 2002 (“the Act”) introduced new requirements regarding corporate governance and financial reporting. Among the many requirements of the Act is for management to annually assess and report on the effectiveness of its internal control over financial reporting under Section 404(a) and for its registered public accountant to attest to this report under Section 404(b). The

SEC has modified the effective date and adoption requirements of Section 404(a) and Section 404(b) implementation for non-accelerated filers multiple times, such that we were first required to issue our management report on internal control over financial reporting in our annual report on Form 10-K for the fiscal year ending February 28, 2009. Based on current SEC requirements, we will be required to have our auditor attest to internal controls over financial reporting in our fiscal year ending February 28, 2010.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. Net Income (Loss) per Common Share – Basic and Diluted

The Company computes income (loss) per common share using Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per share.” Net income (loss) per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. The Company as of May 31, 2009 had 600,000 (May 31, 2008 – 525,000 stock options) stock options that were not included in the net income (loss) per common share calculations due to the stock options being anti-dilutive. Additionally, there were no adjustments to net income (loss) to determine net income (loss) available to common stockholders. As such, basic and diluted net income (loss) per common share equals net income (loss), as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Film Development Costs

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which has been capitalized in accordance with SOP 00-2. The Company assessed the valuation of its film development costs and the Company’s management has determined that there was no impairment of the Company’s film development costs as of May 31, 2009.

7. Fair Value Measurements

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of May 31, 2009.

8. Common Stock

On April 17, 2009, $15,000 of accrued salary recorded as of February 28, 2009 for the CEO of the Company was converted into 75,000 shares of common stock at $0.20 / share.

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement during the renewal period. The 60,000 shares issued on April 22, 2008 were valued at $7,800 (or $0.13 per share) based on the value of the services and has been expensed in the accompanying condensed statement of operations for 2008. The agreement was not renewed as of May 31, 2009 and no additional shares have been issued.

On April 8, 2008, the Company issued 250,000 shares of its common stock at $0.10 per share for a total amount of $25,000.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $.25 per share for a total amount of $25,000.

9. Stock-Based Compensation

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

	Three months ended May 31, 2009	Three month ended May 31, 2008
Expected volatility	314.73%	112.73%
Expected dividends	0%	0%
Expected terms (in years)	3.5	2.5
Risk-free rate	1.42%	3.75%

A summary of option activity as of May 31, 2009 and 2008, and changes during the period then ended is presented below:

Options	Shares	Weighted Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	1.99	3.15	$3.15
Granted	200,000.25		4.8	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at May 31, 2008	525,000	1.32	3.63	3.63
Outstanding at February 28, 2009	800,000.21		3.09	3.09
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(200,000)	.25	—	—

Outstanding at May 31, 2009	600,000.21		2.09	2.09

Exercisable at May 31, 2009	600,000.21		2.09	$2.09

The weighted-average grant-date fair value of options granted during the three months ended May 31, 2009 $- and May 31, 2008 were $22,710. There is no unvested compensation at May 31, 2009.

10. Income Taxes

The Company adopted the provisions of FIN 48 on March 1, 2007, and has analyzed positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties, if any, related to income tax matters in income tax expense. As of May 31, 2009 and May 31, 2008, the Company had no accruals for interest or penalties related to income tax matters.

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

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants report for 2009 and 2008 in our Form 10K filed with the SEC on May 29, 2009 state that our significant net losses, negative cash flows from operations and accumulated deficit through February 28, 2009 create substantial doubt as to the Company’s ability to continue as a going concern.

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

Results of Operations

The Company generated revenues of $50,000 during the three months ended May 31, 2009, and no revenues during the three months ended May 31, 2008. The Company’s revenues during the current quarter were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment. The ownership position in the investment has not been received as of May 31, 2009.

For the three months ended May 31, 2009, the Company’s operating profit amounted to $38,478, compared to an operating loss of $80,812 for the three months ended May 31, 2008. The operating profit resulted from the revenues generated during the quarter as discussed above, and a reduction in general and administrative operating expense and professional fees from the three months ended May 31, 2008.

During the three months ended May 31, 2009, the Company had net income of $24,095, compared to a net loss of $122,816 for the three months ended May 31, 2008.

The Company has reported a cumulative net loss of $5,027,038 from its inception on March 3, 2000 through May 31, 2009. The Company does not expect to have sufficient cash to satisfy its cash requirements and will have to raise additional funds in the next twelve months.

Liquidity and Capital Resources

At May 31, 2009, our total assets were $39,076, our current assets totaled $13,797 and our current liabilities were $1,081,290. Our stockholders’ deficit at May 31, 2009 was $5,027,038, compared to stockholders’ deficit at February 28, 2009 of $5,051,133. The reduction of stockholder’s deficit was due primarily to the Company’s generation of revenues during the three months ended May 31, 2009.

As of May 31, 2009, the Company had a cash balance of $11,657. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital to sustain operations. The Company anticipates raising additional funds through debt, convertible debt, or through the sale of equity. There can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may raise capital from third parties to fund specific television and film projects.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of May 31, 2009, the Company has aggregate outstanding notes payable and accrued interest balances of $1,059,940, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company and a shareholder, entered into an unsecured promissory note bearing interest at 8% per annum. As of May 31, 2009, the Company had an outstanding balance of $698,733 under the promissory note, including accrued interest. The promissory note is payable on demand.

2. On August 19, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on demand. The outstanding balance on this account as of May 31, 2009 was $279,061 including accrued interest. Mr. Mainas and Mainas Development Corporation made demand to the Company on March 31, 2005 for payment of all amounts due and owing by the Company under the unsecured promissory note and unsecured line of credit.

3. In July 2008, the Company entered into an unsecured promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of May 31, 2009, the Company had an outstanding balance of $65,431 under the obligation, including accrued interest. The promissory obligation is due on demand.

4. In May 2002, the Company entered into an unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2008, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

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

Company Interest in Limited Liability Companies For Projects

On August 26, 2008, the Company executed a Purchase Agreement with Corbin Bernsen, and an entity owned by him, providing for the sale of certain Company limited liability company interests and projects. The agreement provided for the sale of the Company’s entire membership interests in DOD, LLC and Dead Air, LLC and for the Company to resign as the manager of each; the Company’s transfer of one-half of its 40% interest in the production of the film “Car Pool Guy”; and the Company’s transfer of one-half interest in the script for the film “3 Day Test”. In consideration for the assets, Mr. Bernsen agreed to forgive all of the Company debt to him (in the approximate amount of $55,000) and agreed to pay the Company future royalty payments from the projects. The Company received the right to receive royalty payments in the amount of 12.5% of any future distributions from DOD, LLC and 10% of any future distributions from Dead Air, LLC. DOD, LLC owns and develops the film “Donna On Demand” and Dead Air, LLC owns and develops the film “Dead Air”. The transaction was accounted for as a capital transaction due to its related party nature. As of the date of this report, the Company has not received any royalty payments from these projects, and there can be no assurance that the Company will receive any royalty payments from these projects in the future.

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

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of Film Development Costs on a quarterly basis. For the nine months ended November 30, 2008, we recognized approximately $9,000 of film development cost impairments. For the three months ended May 31, 2009, management determined there were no indicators of impairment related to its remaining film assets.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

Please see Item 1 Notes to Unaudited Financial Statements, Note 4, Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of May 31, 2009, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of May 31, 2009 is as follows:

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

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is subject as of the date of this report. Further, as of the date of this report, the Company is not aware of any legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 which was filed with the SEC on May 29, 2009 (the “Form 10K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10K.

Item 2.	Unregistered Sales of Equity Securities.

On April 17, 2009, the Company issued Al Hayes, its Chief Executive Officer, 75,000 shares of common stock at $.20 per share as compensation in lieu of the accrued salary owed to Mr. Hayes in the amount of $15,000 as of February 28, 2009. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock issued to Mr. Hayes are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

Item 3.	Defaults Upon Senior Securities.

As reported above in “Part 1, Item 2—Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources”, the Company is in default under an unsecured promissory note and unsecured line of credit with Mr. Mainas and his company, Mainas Development Corporation.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: July 15, 2009		/s/ Al Hayes
	By:	Al Hayes
	Title:	Chief Executive Officer and principal financial officer