Form 10-Q
period 2009-08-31
PUBLIC MEDIA WORKS INC
filed 2009-10-13
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10250 Constellation Blvd., Suite 2300

Los Angeles, California, 90067

(Address of principal executive offices)

(310) 358-3213

(Issuer’s telephone number, including area code)

8840 Wilshire Blvd.

Beverly Hills, California 90211

(Former address)

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

On October 9, 2009, the registrant had outstanding 5,286,440 shares of Common Stock, which is the registrant’s only class of common equity

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

For the Quarter Ended August 31, 2009

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

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC.

Condensed Balance Sheets

	August 31, 2009 (Unaudited)	February 28, 2009
Assets
Current assets:
Cash	$421	$1,212
Prepaid expenses	0	2,140

Total current assets	421	3,352
Equipment, net	—	279
Film development costs	25,000	25,000

Total assets	$25,421	$28,631

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$26,095	$62,044
Note payable and accrued interest	10,167	—
Accrued interest on notes payable to stockholders and a related party	357,112	328,345
Notes payable to stockholders	515,937	515,937
Notes payable to a related party	201,274	203,622

Total current liabilities	1,110,585	1,109,948

Stockholders’ deficit
Common stock $.0001 par value, 100,000,000 shares authorized 5,286,440 and 5,211,440 issued and outstanding	529	521
Additional paid-in capital	3,984,295	3,969,295
Accumulated deficit	(5,069,988)	(5,051,133)

Total stockholders’ deficit	(1,085,164)	(1,081,317)

Total liabilities and stockholders’ deficit	$25,421	$28,631

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2009	2008	2009	2008
Revenue	$—	$—	$50,000	$—

Impairment of film development costs	—	9,050	—	9,050
Gross income (loss)	—	(9,050)	50,000	(9,050)
General and administrative expenses	7,635	201,642	9,817	244,724
Professional fees	20,648	50,205	29,988	87,935

Total operating expenses	28,283	251,847	39,805	332,659

Income (loss) from operations	(28,283)	(260,897)	10,195	(341,709)
Interest expense	(14,523)	(14,259)	(28,906)	(27,349)
Loss on issuance of common stock below market price	—	(30,000)		(57,500)
Equity in losses on investment in limited liability company	—	—		(1,414)

Loss before income taxes	(42,806)	(305,156)	(18,711)	(427,972)
Provision for income taxes	—	—	—	—

Net loss	$(42,806)	$(305,156)	$(18,711)	$(427,972)

Net loss per common share – basic and diluted	$(0.01)	$(0.06)	$(0.00)	$(0.09)

Weighted average number of shares outstanding – basic and diluted	5,286,440	5,074,049	5,266,768	4,867,907

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended August 31,
	2009	2008
Operating activities:
Net loss	$(18,711)	$(427,972)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	279	1,000
Impairment of film development costs	—	9,050
Loss on issuance of common stock	—	57,500
Stock option compensation	—	120,043
Common stock issued for services	—	7,800
Changes in operating assets and liabilities:
Decrease in prepaid expenses	2,140	2,601
Increase (decrease) in accounts payable and accrued expenses	(35,949)	72,254
Increase in accrued interest	28,767	28,849

Net cash used in operating activities	(23,474)	(128,875)

Investing activities:
Increase in film development costs	—	(36,750)
Decrease in cash from sale of membership interests	—	(2,600)

Net cash used in investing activities	—	(39,350)

Financing activities:
Proceeds from related party advances	22,683	12,750
Proceeds from notes payable to stockholders	—	66,358
Proceeds from sale of common stock	—	90,000

Net cash provided by financing activities	22,683	169,108

Net increase (decrease) in cash	(791)	883
Cash, beginning of period	1,212	1,212

Cash, end of period	$421	$2,095

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$—	$30,000
Settlement of debt and accrued interest through sale of membership interests	$—	$55,475
Settlement of CEO salary through issuance of common stock	$15,000
Issuance of commons shares to investor relations group		$7,800
Settlement of outstanding rent through issuance of note agreement	$10,000

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

AUGUST 31, 2009

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Public Media Works, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and six-month period August 31, 2009 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2010. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended February 28, 2009.

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and recording / or disclosures of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Such estimates relate primarily to the estimated lives of film development costs, certain accruals, deferred tax accounts and related valuation allowance and the fair value of equity instruments issued.

2. Going Concern and Liquidity Matters

The accompanying unaudited condensed financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The unaudited condensed financial statements do not include any adjustment that might be necessary should we be unable to continue as a going concern.

The unaudied condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s revenues during the current quarter were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 in cash and an ownership position in the investment. The ownership position in the investment has not been received as of August 31, 2009.

4. Recent Accounting Developments

In April 2009, the FASB issued FSP FAS 107-1/APB 28-1 (“FSP 107-1”), which is entitled “Interim Disclosures about Fair Value of Financial Instruments.” This pronouncement amended SFAS No 107, Disclosures about Fair Value of Financial Instruments, to require disclosure of the carrying amount and the fair value of all financial instruments for interim reporting periods and annual financial statements of publicly traded companies (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions. FSP 107-1 also amended APB Opinion No. 28, Interim Financial Reporting, to require disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009 if a company also elects to early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly, and FSP FAS 115-2/FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. We have adopted FSP 107-1 on June 15, 2009 and it did not have a material effect on our financial position or results of operations.

In April 2009, the FASB also issued FSP FAS 157-4, which generally applies to all assets and liabilities within the scope of any accounting pronouncements that require or permit fair value measurements. This pronouncement, which does not change SFAS No. 157’s guidance regarding Level 1 inputs, requires the entity to (i) evaluate certain factors to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity, (ii) consider whether the preceding indicates that transactions or quoted prices are not determinative of fair value and, if so, whether a significant adjustment thereof is necessary to estimate fair value in accordance with SFAS No. 157, and (iii) ignore the intent to hold the asset or liability when estimating fair value. FSP FAS 157-4 also provides guidance to consider in determining whether a transaction is orderly (or not orderly) when there has been a significant decrease in the volume and level of activity for the asset or liability, based on the weight of available evidence. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption of FSP FAS 157-4 also requires early adoption of the pronouncement described in the following paragraph. However, early adoption for periods ended before March 15, 2009 is not permitted. We have adopted FSP FAS 157-1 on June 15, 2009 and it did not have a material effect on our financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165 entitled “Subsequent Events”. Transactions and events that occur after the balance sheet date but before the financial statements are issued or are available to be issued (which are generally referred to as subsequent events) that are addressed by other GAAP, such as those governed by FASB Interpretation No. 48, SFAS No. 5 and SFAS No. 128, are not within the scope of SFAS No. 165. Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS No. 165 provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of SFAS No. 165 during the quarter ended August 31, 2009 did not have a significant effect on the Company’s condensed financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited condensed financial statements as of and for the quarter and six-month period ended August 31, 2009, management evaluated subsequent events through October 12, 2009 which is the date that such financial statements were issued (filed with the SEC).

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162 (“SFAS 168”), which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretative releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective in the third quarter of 2009 and will not have a material impact on the Company’s results of operations, financial position or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

5. Net Loss per Common Share – Basic and Diluted

The Company computes loss per common share using SFAS No. 128, “Earnings per share.” Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of August 31, 2009 and 2008, the Company had 800,000 and 925,000 stock options, respectively, that were not included in the net loss per common share due to the options being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

6. Film Development Costs

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which has been capitalized in accordance with SOP 00-2. The Company assessed the valuation of its film development costs and the Company’s management has determined that there was no impairment of the Company’s film development costs as of August 31, 2009.

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

The Company adopted SFAS 159 effective March 1, 2008. This statement provides companies with an option to report selected financial assets and liabilities at fair value. The Company did not elect the fair value option for any of such eligible financial assets or financial liabilities as of August 31, 2009.

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

9. Share Based Compensation

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

	Six months ended August 31, 2009	Six month ended August 31, 2008
Expected volatility	314.73%	113%-379%
Expected dividends	0%	0%
Expected terms (in years)	2-5	2-5
Risk-free rate	1.42	3.75
Forfeiture rate	0%	0%

A summary of option activity as of August 31, 2009, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	$1.99	2.90	$335,755
Granted	600,000	0.25	4.39	54,000
Exercised	—	—
Forfeited	—	—

Outstanding at August 31, 2008	925,000	0.86	3.87	389,755

Exercisable at August 31, 2008	925,000	0.86	3.87	389,755
Outstanding at February 28, 2009	800,000	0.21	3.09	168,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at August 31, 2009	800,000.21		2.09	168,000
Exercisable at August 31, 2009	800,000.21		2.09	168,000

There were no options exercised during the six months ended August 31, 2009 or 2008. There is no unvested compensation as of August 31, 2009.

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

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of August 31, 2009 and August 31, 2009, the Company had no accruals for interest or penalties related to income tax matters.

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

Plan of Operations

The Company generated $50,000 in revenues during the six months ended August 31, 2009, and no revenues during the six months ended August 31, 2008. The Company’s revenues during the six month period ended August 31, 2008 were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment.

For the six months ended August 31, 2009, the Company’s operating loss amounted to $18,711, compared to an operating loss of $427,972 for the six months ended August 31, 2008. The reduction in the operating loss resulted from the revenues generated during the six month period as discussed above, and a reduction in general and administrative operating expense and professional fees from the six months ended August 31, 2008, which was primarily due to sale of the various projects in the second quarter of August 31, 2008.

The Company has reported a cumulative net loss of $5,069,988 from its inception on March 3, 2000 through August 31, 2009.

Liquidity and Capital Resources

At August 31, 2009, our total assets were $25,421, our current assets totaled $421 and our current liabilities were $1,110,585. Our stockholders’ deficit at August 31, 2009 was $1,085,164, compared to stockholders’ deficit at February 28, 2009 of $1,081,317. The reduction of stockholder’s deficit was due primarily to the Company’s generation of revenues during the six months ended August 31, 2009.

As of August 31, 2009, the Company had a cash balance of $421. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also raise capital from third parties to fund specific television, film and other projects.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of August 31, 2009, the Company has aggregate outstanding notes payable and accrued interest balances of $1,084,463, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company and a shareholder, entered into a promissory note bearing interest at 8% per annum. As of August 31, 2009, the Company had an outstanding balance of $707,467 under the promissory note, including accrued interest. The promissory note is due and payable on or before December 31, 2009.

2. On August 19, 2004, the Company entered into a line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is payable on or before December 31, 2009. The outstanding balance on this account as of August 31, 2009 was $283,589 including accrued interest.

3. In July 2008, the Company entered into a promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of August 31, 2009, the Company had an outstanding balance of $66,525 under the obligation, including accrued interest. The promissory obligation is due and payable on or before December 31, 2009.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations. The description of the terms of the Loan Modification and Security Agreement is qualified by reference to the complete copy of the agreement which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference.

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

5. The Company entered into note payable agreement to settle an outstanding rental obligation for $10,000, which is effective as of July 1, 2009 and due within twelve months. As of August 31, 2009, the Company had an outstanding balance of $10,167 under the obligation, including accrued interest.

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

Recent Management Changes

Subsequent to the period covered by this report, effective September 7, 2009, the Company enacted the following changes to the Board and Company management:

•	Joseph Merhi was appointed as the Chief Executive Officer and as a director of the Company;

•	Elie Samaha was appointed as the President of the Company;

•	Al Hayes was appointed as the Chief Operating Officer of the Company and Mr. Hayes resigned as the Chief Executive Officer of the Company;

•	Edward Frumkes was appointed as a director of the Company;

•	Cyle Wehba was appointed as a director of the Company; and

•	Kevin Kearney resigned from the Board of Directors of the Company.

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

Effective March 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. The implementation of FIN 48 had no significant impact on the Company’s financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No.123 (Revised 2004), “Share Based Payment,” (“SFAS 123R”), using the modified prospective method. In accordance with SFAS 123R, PMW measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

Please see Item 1 Notes to Unaudited Financial Statements, Footnote 4, Accounting Pronouncements for management’s discussion.

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

Our plan to remediate those material weaknesses remaining as of August 31, 2009 is as follows:

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is subject as of the date of this report. Further, as of the date of this report, the Company is not aware of any legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2009 which was filed with the SEC on May 29, 2009 (the “Form 10K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10K.

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

The Company filed a Form 8-K on August 18, 2009 regarding entering into the Loan Modification and Security Agreement with George Mainas and Mainas Development Corporation.

The Company filed a Form 8-K on September 9, 2009 regarding certain management changes and the change of address of its principal executive offices.

The Company filed a Form 8-K on October 5, 2009 regarding changes in the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 12, 2009		/s/ JOSEPH MERHI
	By:	Joseph Merhi
	Title:	Chief Executive Officer and principal financial officer