Form 10-Q
period 2009-11-30
PUBLIC MEDIA WORKS INC
filed 2010-01-07
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

On January 4, 2010, the registrant had outstanding 5,286,440 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.

Form 10-Q

November 30, 2009

PART I

Item 1.	Financial Statements.

PUBLIC MEDIA WORKS, INC.

Condensed Balance Sheets

	November 30, 2009 (Unaudited)	February 28, 2009
Assets
Current assets:
Cash	$47	$1,212
Prepaid expenses	—	2,140

Total current assets	47	3,352
Equipment, net	—	279
Film development costs	—	25,000

Total assets	$47	$28,631

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$47,492	$62,044
Note payable and accrued interest	10,417	—
Accrued interest on notes payable to stockholders and a related party	371,443	328,345
Notes payable to stockholders	515,937	515,937
Notes payable to a related party	201,274	203,622

Total current liabilities	1,146,563	1,109,948

Stockholders’ deficit
Common stock $.0001 par value, 100,000,000 shares authorized 5,286,440 and 5,211,440 issued and outstanding	529	521
Additional paid-in capital	3,984,295	3,969,295
Accumulated deficit	(5,131,340)	(5,051,133)

Total stockholders’ deficit	(1,146,516)	(1,081,317)

Total liabilities and stockholders’ deficit	$47	$28,631

See accompanying notes, which are an integral part of the financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Operations (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2009	2008	2009	2008
Revenue	$—	$—	$50,000	$—

Impairment of film development costs	25,000	9,050	25,000	9,050
Gross income (loss)	(25,000)	(9,050)	25,000	(9,050)
General and administrative expenses	328	31,057	10,145	275,781
Professional fees	23,877	13,515	53,865	101,450

Total operating expenses	24,205	44,572	64,010	377,231

Loss from operations	(49,205)	(53,622)	(39,010)	(386,281)
Interest expense	(14,606)	(13,446)	(43,929)	(41,163)
Loss on conversion of debt to common stock	—	—	—	(27,500)
Loss on issuance of common stock below market price	—	—	—	(30,000)
Equity in losses on investment in limited liability company	—	—	—	(1,414)

Loss before income taxes	(63,811)	(67,068)	(82,939)	(486,358)
Provision for income taxes	—	—	—	—

Net loss	$(63,811)	$(67,068)	$(82,939)	$(486,358)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.10)

Weighted average number of shares outstanding – basic and diluted	5,286,440	5,211,440	5,273,076	4,981,585

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended November 30,
	2009	2008
Operating activities:
Net loss	$(82,939)	$(486,358)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	279	1,500
Impairment of film development costs	25,000	9,050
Loss on issuance of common stock	—	27,500
Loss on conversion of debt to common stock	—	30,000
Equity in losses on investment	—	1,414
Stock based compensation	—	120,043
Common stock issued for services	—	7,800
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,140	4,741
Accounts payable and accrued expenses	(14,551)	91,852
Accrued interest	43,098	42,664

Net cash used in operating activities	(26,973)	(149,794)

Investing activities:
Increase in film development costs	—	(36,750)
Decrease in cash from sale of membership interests	—	(2,600)

Net cash used in investing activities	—	(39,350)

Financing activities:
Proceeds from related party advances	—	12,750
Proceeds from notes payable to stockholders	—	66,358
Proceeds from line of credit due to related party	25,808	21,000
Proceeds from sale of common stock	—	90,000

Net cash provided by financing activities	25,808	190,108

Net (decrease) increase in cash	(1,165)	964
Cash, beginning of period	1,212	1,212

Cash, end of period	$47	$2,176

Supplemental disclosure of non-cash investing and financing activities:
Settlement of debt through issuance of common stock	$—	$30,000
Settlement of debt and accrued interest through sale of membership interests	—	55,475
Settlement of CEO salary through issuance of common stock	15,000	—
Settlement of outstanding rent through issuance of note agreement	$10,000	$—

See accompanying notes, which are an integral part of these financial statements

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2009

1. Basis of Presentation

The accompanying unaudited condensed financial statements of Public Media Works, Inc. (“We” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and nine-month period November 30, 2009 are not indicative of the results that maybe expected for the fiscal year ending February 28, 2010. These unaudited condensed financial statements should be read in conjunction with the condensed financial statements and the notes thereto included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended February 28, 2009.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The financial statements do not include any adjustment that might be necessary should we be unable to continue as a going concern.

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

The Company’s revenues during the current quarter were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 in cash and an ownership position in the investment. The ownership position in the investment has not been received as of November 30, 2009.

4. Recent Accounting Developments

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning January 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our condensed consolidated financial statements.

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

6. Film Development Costs

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which was capitalized in accordance with SOP 00-2. The interest in Without A Badge has been written off during the three and nine months ended November 30, 2009 since the option had expired as of November 1, 2009.

7. Common Stock

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

8. Share Based Compensation

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

	Nine months ended November 30, 2009	Nine months ended November 30, 2008
Expected volatility	314.73%	113%-379%
Expected dividends	0%	0%
Expected terms (in years)	2-5	2-5
Risk-free rate	1.42	3.75
Forfeiture rate	0%	0%

A summary of option activity as of November 30, 2009, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	$1.99	2.90	$335,755
Granted	600,000	0.25	4.39	54,000
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at November 30, 2008	925,000	0.86	3.87	389,755

Exercisable at November 30, 2008	925,000	0.86	3.87	389,755

Outstanding at February 28, 2009	800,000	0.21	3.09	168,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at November 30, 2009	800,000.21		2.09	168,000

Exercisable at November 30, 2009	800,000.21		2.09	$168,000

There were no options exercised during the nine months ended November 30, 2009 or 2008. There is no unvested compensation as of November 30, 2009.

10. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of November 30, 2009 and November 30, 2008, the Company had no accruals for interest or penalties related to income tax matters.

11. Subsequent Events

Effective December 31, 2009, George Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Modification and Security Agreement dated August 14, 2009.

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

Going Concern and Liquidity Matters

The accompanying condensed financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent accountants report for 2009 and 2008 in our Form 10K filed with the SEC on May 29, 2009 state that our significant net losses, negative cash flows from operations and accumulated deficit through February 28, 2009 create substantial doubt as to the Company’s ability to continue as a going concern.

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

Plan of Operations

The Company generated $50,000 in revenues during the nine months ended November 30, 2009, and no revenues during the nine months ended November 30, 2008. The Company’s revenues during the nine month period ended November 30, 2009 were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment. The ownership position in the investment has not been received as of November 30, 2009.

For the nine months ended November 30, 2009, the Company’s operating loss amounted to $82,939, compared to an operating loss of $486,358 for the nine months ended November 30, 2008. The reduction in the operating loss resulted from the revenues generated during the nine month period as discussed above, and a reduction in general and administrative operating expense and professional fees from the nine months ended November 30, 2008, which was primarily due to sale of the various projects in the second quarter of August 31, 2008.

The Company has reported a cumulative net loss of $5,131,340 from its inception on March 3, 2000 through November 30, 2009.

Liquidity and Capital Resources

At November 30, 2009, our total assets and current assets were $47 and our current liabilities were $1,146,563. Our stockholders’ deficit at November 30, 2009 was $1,146,516, compared to stockholders’ deficit at February 28, 2009 of $1,081,317.

As of November 30, 2009, the Company had a cash balance of $47. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also raise capital from third parties to fund specific television, film and other projects.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties. As of November 30, 2009, the Company has aggregate outstanding notes payable and accrued interest balances of $1,099,071, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Director’s of the Company and a shareholder, entered into a promissory note bearing interest at 8% per annum. As of November 30, 2009, the Company had an outstanding balance of $716,202 under the promissory note, including accrued interest. The promissory note is due and payable on February 28, 2010.

2. On August 19, 2004, the Company entered into a line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and is due and payable on February 28, 2010. The outstanding balance on this account as of November 30, 2009 was $288,118 including accrued interest.

3. In July 2008, the Company entered into a promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of November 30, 2009, the Company had an outstanding balance of $67,619 under the obligation, including accrued interest. The promissory obligation is due and payable on February 28, 2010.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations. The description of the terms of the Loan Modification and Security Agreement is qualified by reference to the complete copy of the agreement which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference. Effective December 31, 2009, George Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Modification and Security Agreement.

4. In May 2002, the Company entered into an unwritten, unsecured promissory obligation to Denis Shusterman, a stockholder, in exchange for his payment of $16,715 in general and administrative expenses on behalf of the Company. This obligation is payable upon demand and bears no interest. As of November 30, 2009, the outstanding balance under this obligation was $16,715. On May 18, 2007, the Company received a Writ of Garnishment from the U.S. Department of Justice related to a judgment due from Denis Shusterman to the United States. The Company expects the U.S. Department of Justice to make demand for repayment of the amounts due and owing under the Company’s obligation to Denis Shusterman.

5. The Company entered into note payable agreement to settle an outstanding rental obligation for $10,000, which is effective as of July 1, 2009 and due within twelve months. As of November 30, 2009, the Company had an outstanding balance of $10,417 under the obligation, including accrued interest.

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

Film Development Costs. Included in film development costs are films produced by the Company, capitalized costs include all direct production and financing costs, capitalized interest and production overhead. Film development costs are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films and television programs is reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film or television program is less than its unamortized cost. The fair value of the film or television program is determined using management’s future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film or television program. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates. Management evaluates the valuation of Film Development Costs on a quarterly basis. For the nine months ended November 30, 2009, we recognized approximately $25,000 (2008 - $9,050) of film development cost impairments.

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

Effective March 1, 2007, we adopted the provisions of Accounting for Uncertainty in Income Taxes and the implementation had no significant impact on the Company’s financial statements.

Stock-Based Compensation. On January 1, 2006, we adopted Share Based Payment using the modified prospective method. PMW measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period. We determine the grant-date fair value of employee share options using the Black-Scholes option-pricing model.

Recent Accounting Pronouncements

Please see Item 1 Notes to the Condensed Financial Statements, Footnote 4, Accounting Pronouncements for management’s discussion.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of November 30, 2009, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of November 30, 2009 is as follows:

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

Effective as of January 4, 2010, Al Hayes resigned as an officer and director of the Company. Mr. Hayes’ resignations were not due to any disagreements with the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32	Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: January 6, 2010		/s/ JOSEPH MERHI
	By:	Joseph Merhi
	Title:	Chief Executive Officer and principal financial officer