Form 10-K
period 2010-02-28
PUBLIC MEDIA WORKS INC
filed 2010-05-10
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8840 Wilshire Blvd. Beverly Hills, California 90211	90211
(Address of principal executive offices)	(Zip Code)

(310) 358-3213

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.11 per share), was approximately $294,363. Shares of the registrant’s common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 5% or more of the registrant’s outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 4, 2010, the registrant had 20,002,213 shares of its common stock issued and outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that involve expectations, plans or intentions (such as those relating to future business or financial results, new features or services, or management strategies). These statements are forward-looking and are subject to risks and uncertainties, so actual results may vary materially. You can identify these forward-looking statements by words such as “may,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report on Form 10-K and other reports we file with the SEC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Public Media Works, Inc. (the “Company”) is engaged in the development, production, marketing and distribution of film, music and television entertainment media. The Company has several film and television projects which are currently in various stages of development. The Company also seeks out raw content in the form of film concepts, trailers, scripts, treatments, music and book proposals to acquire or license for further development and distribution.

EntertainmentXpress, Inc. Acquisition

The Company completed its acquisition of EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”) on May 4, 2010. As a result of the acquisition, the Company owns 100% of the outstanding shares of EntertainmentXpress, which will operate as a subsidiary of the Company. EntertainmentXpress plans to roll out a network of conveniently located, self-service, kiosks which deliver DVD movies and other content to consumers. The kiosks will provide consumers the ability to rent and purchase DVD movies, video games and other products. The Company plans to locate the kiosks in quick-serve food locations, grocery stores and other high-traffic, public venues.

The acquisition of EntertainmentXpress occurred after the Company’s year ended February 28, 2010. This report on Form 10-K includes the financial results and business of the Company through February 28, 2010; and the financial results and business of EntertainmentXpress from its inception in December 2009 through February 28, 2010.

In order to maintain clarity in this report, references to the business of the Company prior to May 4, 2010 will be indicated as “PMW”; references to the business of the Company’s subsidiary EntertainmentXpress will be indicated as “EntertainmentXpress”; and references to the “Company,” “we,” “us” or “our” refer to the combined businesses of PMW and EntertainmentXpress after May 4, 2010.

PMW Business Description

PMW Feature Film and Television Projects

PMW is in various stages of development on numerous film and television projects. A summary table of the film and television projects of PMW as of the date of this report is below. The ability of PMW to complete the projects is subject to a variety of factors, including the ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; the ability to secure appropriate sets and locations; the ability to secure suitable outlets for the release of the project; and PMW’s election to change its production schedule for new projects.

Film Projects

“The Clown”

“Monsters”

“The Action”

“On The Hedge”

“The Circuit”

“3 Day Test”

“The Last Outlaw”

Television Projects

“Carry Your Weight”

“The Fastest Car in America”

“A Taste of History”

“TechStyle”

“3 Day Test Reality Show”

“Run and Gun”

“Ultimate 18”

PMW does not currently have any funding for any of the projects described above, and there can be no assurances that PMW will secure the funding necessary to develop the projects any further or secure a TV network order for any of the television projects. PMW has not generated any significant revenues from these projects as of the date of this report, and there can be no assurances PMW will ever generate any revenues from these projects.

PMW also has an ownership interest in the following film projects which are completed and in distribution:

PMW Ownership Interest in Film Projects – Completed and In Distribution

“Car Pool Guy”

“Donna on Demand”

“Dead Air”

Company Interest in Limited Liability Companies For Projects

On August 26, 2008, PMW executed a Purchase Agreement with Corbin Bernsen, and an entity owned by him, providing for the sale of certain PMW limited liability company interests and projects. The agreement provided for the sale of PMW’s membership interests in DOD, LLC and Dead Air, LLC and for PMW to resign as the manager of each; PMW’s sale of one-half of its 40% interest in the production of the film “Car Pool Guy”; and PMW’s sale of one-half interest in the script for the film “3 Day Test”. In consideration for these assets, Mr. Bernsen agreed to forgive all of the PMW debt to him (in the approximate amount of $55,000) and agreed to pay PMW future royalty payments from the projects. PMW received the right to receive royalty payments in the amount of 12.5% of any future distributions from DOD, LLC and 10% of any future distributions from Dead Air, LLC. DOD, LLC owns and develops the film “Donna On Demand” and Dead Air, LLC owns and develops the film “Dead Air”.

Company Intellectual Property

PMW owns and maintains the Internet domain names www.publicmediaworks.com, and www.publicmusicworks.com. PMW has also registered numerous Internet domain names for specific projects. PMW owns a service mark for “PublicFilmWorks.” PMW may also protect various other words, names, symbols, and devices that are used with goods produced by PMW to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks. These would include “Public Media Works” and its logo. PMW has not filed applications to protect any other trade or service marks, and there can be no assurances PMW will receive such trade or service mark protection.

As a matter of practice, PMW copyrights all screenplays, project treatments, and other original material that it produces. PMW intends to use copyrights issued and maintained by the Copyright Office of the Library of Congress as the primary form of protection for all original works of authorship, including literary, dramatic, musical, artistic, and certain other intellectual works, both published and unpublished. The 1976 Copyright Act allows PMW the exclusive right to reproduce the copyrighted work, to prepare derivative works, to distribute the copyrighted work, to perform the copyrighted work, and to display the copyrighted work publicly. PMW also intends to register all applicable screenplays and scripts with the Writers Guild of America. PMW has registered the following screenplays and scripts with the Writers Guild of America.

Title	Medium	Type
TechStyle	Television	Script
Taste of History	Television	Script
The Ultimate 18	Television	Script
Run and Gun	Television	Script
The Action	Feature Film	Script
Fastest Car in America	Television	Script
The Circuit	Television	Script

All treatments for its films and shows are developed internally, and are the property of PMW. All agreements with independent and freelance writers will require that all content, treatments, ideology, screenplays, scripts and full use become and remain the sole and exclusive property of PMW for all time and in all markets. However, there can be no assurance that PMW can protect its intellectual property, or that PMW will be able to receive all benefits from its intellectual property.

Market and Competition

According to Box Office Mojo, the total 2009 United States theatrical box office revenues were approximately $10.5 billion, and the following twelve major studios comprised approximately 96% of that market share: Warner Bros. (19.9%); Paramount (13.9%); Sony/Columbia (13.7%); 20th Century Fox (13.2%); Buena Vista (11.6%); Universal (8.2%); Summit Entertainment (4.6%); Lionsgate (3.8%); Fox Searchlight (2.4%); Weinstein Company (1.9%); Focus Features (1.5%) and Overture Films (1.5%). PMW competes with these major studios, as well as numerous other independent studios, for market share. According to Nielsen Media Research, there are over 114 million television households in the United States for the 2009-2010 broadcast season. There are a number of companies producing and distributing television shows, including the national networks, hundreds of cable channels, and numerous private production companies. PMW also competes with these companies.

During the fiscal year ended February 28, 2010, PMW generated only $50,000 in revenues. PMW’s competitors have greater resources, market presence and name recognition than PMW. Moreover, although PMW has several registered scripts, PMW has not yet produced a show which has been taken into distribution. Consequently, PMW has not yet established a position in the television industry, and faces intense competition upon entry.

Government Regulation and Self-Regulating Associations

PMW does not require any government approval for the operation of its business. PMW’s operations are subject to various federal, state and local requirements which affect businesses generally, such as taxes, postal regulations, labor laws, and environmental and zoning regulations and ordinances. PMW’s costs for compliance with environmental laws are negligible.

PMW’s films are subject to rating classifications from the Motion Picture Association of America (or MPAA), which is a nongovernmental, self-regulating association. PMW expects to produce movies in a manner that will ultimately obtain the expected rating. However, it is difficult to predict the rating classification that the MPAA will ultimately assign to the movie. If the expected rating were not obtained, distribution support (including marketing and advertising) may be reduced, resulting in fewer distribution venues and smaller viewing audience. Further, censors in foreign jurisdictions may find elements of a movie objectionable.

Employees

As of the date of this report, the Company employs 3 individuals. The Company considers its relations with its employees to be good, and does not have any employment agreements.

EntertainmentXpress Business Description

EntertainmentXpress, Inc., formerly Digital Flow Media, Inc., was formed in December 2009 as a California corporation. In 2010, the Company acquired EntertainmentXpress to create an entertainment and content distribution company tied into both the film and video games industries.

Our core business model focuses on responding to the demand of film and video game producers for access to consumers in real-time by offering self-service digital media rentals through kiosks where consumers can rent or purchase movies, video games and other digital media. Our goal is to create superior kiosk and digital network technologies.

We are planning to install EntertainmentXpress digital media kiosks at high traffic consumer retail establishments, including food service retailers, grocery stores and other high-traffic public venues. Our digital media kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, video game or other digital media, swipe a valid credit or debit card, and receive their selection(s). The process is designed to be fast, efficient and fully automated with no membership fees. Our business plan is modeled after the success of other publicly-traded kiosk rental companies, such as Coinstar’s (NasdaqGS: CSTR) RedBox DVD rental business, in this newly emerging industry.

We plan to generate revenue primarily through fees charged to rent or purchase a DVD, video game or other digital media, and pay retailers a percentage of our revenue. We will charge flat rental fees per night and if the consumer chooses to keep the rental(s) for additional nights, the consumer will be charged for each additional night. The kiosks are equipped to accept payment by credit card, which allows us to charge for additional nights, or the failure to return a DVD or video game.

We also plan to sell advertising space on our rental services kiosks and offer retail partner branded kiosks. Our kiosks can be equipped with a flatscreen display that can display advertising and be tailored to specific venue promotions. We also are pioneering the promotion of the brand of our retailers by incorporating their logos and colors on our kiosks.

Growth Strategy

According to The NPD Group, a leading market research company, DVD movie and video game rental kiosks are experiencing more growth than either subscription services or store rentals and video rental kiosks will make up nearly 30 percent of video rentals in the U.S. in 2010. Our strategy to capitalize on the explosion of demand for rental kiosks includes these key elements.

Controlling Valuable Real Estate

•	Industry leading retail partner incentive programs such as revenue share, co-branding, in store promotions, and high yield strategic financing.

•	Co-marketing programs tailored to specific retail partners designed to increase sales lift.

Preferred Access to Content

•

Advertising new film and video game releases on behalf of content partners over the kiosk integrated ad network in order to gain early and preferential access to new releases thereby maximizing key metrics such as Unit Yield.

Proprietary Kiosk Designs

•	Proprietary kiosk designs which incorporate digital downloads, multiple plasma screen stations, an integrated digital ad network and ADA compliant access.

•	Small foot print kiosk designs which optimize revenue per square foot.

Publicly Traded Company

•	Public company and lease financing strategies to access capital as dictated by the growth curve.

•	High consumer visibility through the public company profile.

Manufacturing

We have entered into a non binding letter of intent to secure our kiosks from Videosystem Inc. (Videosystem), in Schio, Italy, for exclusive worldwide distribution of a custom manufactured kiosk. Videosystem is one of the largest DVD kiosk manufacturing specialists in the world. Videosystem provides a base kiosk that is pre-engineered to be easily adapted to future generations of technology as well customizable for unique applications. Additionally, the kiosk is fully compliant with the Americans with Disability Act. We believe that this outsourced approach allows us to reduce operating expenses and capitalize on the Videosystem’s experience and economies of scale.

Media Licenses

We obtain inventory of media, including DVDs, from certain wholesale distributors and third-party retailers. As our business develops, we intend to enter into license agreements with studios for video game and DVD media. However we do not have any license agreements in effect at this time.

Customers

We have entered into initial agreements with certain food service retailers to place kiosks. These initial agreements provide for us to provide kiosks for placement in certain of their restaurants on a trial basis. We have entered into an agreement Aurora Huts LLC, a Pizza Hut franchisee which operates 155 Pizza Hut locations. Additionally, we have entered into five separate agreements with certain Popeye’s restaurant franchisees, which cumulatively operate 74 of the highest volume Popeye’s stores in the greater Houston Area, including: Salil Keswani, Chairman of Popeye’s Development Committee and a board member of Popeye’s International Franchise Association; Broford Inc. owned by Harry Stafford, outgoing Chairman of Popeye’s International Franchise Association (PIFA), current Board member of the association, and the head of the Marketing Committee; Cardinal Southwest, owned by Charles Boyd and Alvin Rucker, committee members on PIFA’s Tech and R&D committees; Houston Fast Food, owned by Miller and Family; GRM Operations, owned by Greg Hobbs, DMA president and PIFA committee member; and Continental Superior Management, owned by Ali Lakhany.

Competition

We face competition from a variety of video distribution channels, not only from other independent digital media rental service providers, but also from other providers of movie and video game content, from traditional stores, such as Blockbuster and Hollywood Video, to other self-service kiosks, such as RedBox, to online or postal providers, such as Netflix, to other movie distribution rental channels, such as pay-per-view, video-on-demand, online streaming, premium television, basic cable, and network and syndicated television. Each of these competitors is more experienced in the business and has or have more resources than we have.

Our chief competitors in the DVD kiosk-providers field are both public companies: RedBox, owned by Coinstar, and NCR. RedBox had reported massive growth in adoption and sales and has expressed the opinion that the kiosk DVD business is still in its nascent state. RedBox’s revenues for 2009 were $774 million, which represents a doubling of revenue from 2008. More than 22,000 RedBox kiosks are in place which represents an increase of 75% from the prior year. In addition to rentals, RedBox consumers also purchased an estimated 120 million new DVDs in 2009 for about 13% of the estimated overall sales of DVDs nationwide.

We intend to distinguish ourselves from the competition by offering more digital product offerings in future phases (such as music), offering distribution partner-branded kiosks, implementing a fully integrated solution for in store advertising, and offering kiosks pre-designed to become media filling stations to a variety of digital storage devices. Additionally, our relationship with Public Media Works gives us unique access to certain entertainment industry contacts, which can result in additional media content, less expensive agreements and exclusive movie promotion opportunities.

Government Regulation

Our business will be subject to federal, state and local laws and government regulations, including laws relating to access to machines in public places, credit card and debit card transactions, consumer protection, consumer privacy and data protection. The application of existing laws or the enactment of new laws or regulations may materially impact the way we are required to conduct operations.

Employees

As of the date of this report, the EntertainmentXpress employs 9 individuals. EntertainmentXpress considers its relations with its employees to be good.

Incorporation and History

The Company was incorporated in the State of Delaware on March 3, 2000 under the name “Burnam Management, Inc.” (“Burnam”) and registered its common stock with the Securities and Exchange Commission on March 9, 2000. From incorporation until August 30, 2003, Burnam did not have any operations or business plan and did not trade on any exchange or trading system. The original Public Media Works, Inc. (“PMW”) was a privately held company incorporated in the State of California on May 15, 2000. On August 29, 2003, Burnam entered into a

Share Exchange Agreement to acquire PMW. At the time of the exchange, there were 5,000,000 shares of Burnam common stock issued and outstanding. Under the terms of the agreement, Burnam issued 20,000,000 restricted shares of common stock to all outstanding PMW security holders on a pro-rata basis, in exchange for which Burnam received 20,000,000 shares of PMW common stock, representing all of the issued and outstanding shares of PMW. The share exchange took effect on August 30, 2003. Upon the effective date of the merger, the Company changed its name from “Burnham Management, Inc.” to “Public Media Works, Inc.”

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

ITEM 1A RISK FACTORS

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings with the SEC. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

PMW BUSINESS RISKS

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

The costs of producing and marketing feature films have steadily increased and may further increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. The costs of producing and marketing feature films have generally increased in recent years. These costs may continue to increase in the future, which may make it more difficult for our films to generate a profit or compete against other films. We are dependent on DVD sales, home video, television, international markets and new media for revenue, and the revenues from such sources may not be sufficient to offset an increase in the cost of film production. If we cannot successfully exploit these and other media, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our business involves risks of liability claims for media content, which could adversely affect our business, results of operations and financial condition. As a distributor of media content, we may face potential liability for defamation, invasion of privacy, negligence, copyright or trademark infringement (as discussed above) and other claims based on the nature and content of the materials distributed. These types of claims have been brought, sometimes successfully, against producers and distributors of media content. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

ENTERTAINMENTXPRESS BUSINESS RISKS

Our business is dependent upon our ability to secure contracts with retailers and our inability to secure contracts or the termination of contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our ability to secure and maintain contractual relationships with retailers in high traffic locations such as fast casual restaurants and grocery stores. We are only beginning to secure concession rights with retailers. If these retailers cancel our concession rights, or if we are unsuccessful in securing concession rights with additional retailers our business, financial condition and results of operations will suffer.

We will need to secure substantial capital in order to finance the placement of kiosks with retailers. Our business model requires us to purchase the kiosk from our vendor before we place it with the retailer. If we are successful in securing retail locations we will need substantial additional capital to procure additional digital media kiosks.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our rental services machines and equipment. We depend on outside parties to manufacture our digital media kiosks. We have installed initial trial machines and intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for digital media kiosks, we may be unable to meet such demand due to manufacturing constraints. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining digital media kiosks, any of which could seriously harm our business, financial condition and results of operations.

There are many risks related to our rental services business that may negatively impact our business. The home video and gaming industry is highly competitive with many factors affecting our ability to profitably manage our rental services business. We plan to develop a nationwide infrastructure of digital media kiosks. The home video and game distribution market is rapidly evolving as new technologies and distribution channels are being developed to compete for market share. Competitive distribution channels include traditional specialty retailers such as Blockbuster, mail services such as NetFlix, pay-per-view services through cable companies, and Internet based media such as YouTube. There is no assurance that the digital media kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected.

We face competition from much larger and well-established companies. We face competition from much larger and well-established companies. Our competition is not only from other independent digital media rental service providers, but also from other providers of movie and video game content, from traditional stores, such as Blockbuster and Hollywood Video, to other self-service kiosks, such as RedBox, to online or postal providers, such as Netflix, to other movie distribution rental channels, such as pay-per-view, video-on-demand, online streaming, premium television, basic cable, and network and syndicated television, many of whom may be more experienced in the business or have more resources than we do or otherwise compete with us in this segment of our business as described above. All of these competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have. As a result, our competitors may have greater credibility with our existing and potential customers. Further, because most of our target market is already using rental services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

Payment of increased service fees to retailers could negatively affect our business results. We face ongoing pricing pressure from our retailers to increase the service fees we pay to them on rental services or to make other financial concessions to win or retain business. If we are unable to respond effectively to ongoing pricing-related pressures, we may fail to win or retain certain accounts. An increase in service fees paid or other financial concessions made to our retailers could significantly increase our direct operating expenses in future periods and harm our business.

We may experience delays in introducing services to the market and our services may contain defects which could seriously harm our results of operations. A key element of our business strategy is to provide differentiated service through delivery of a variety of media and the use of newer technologies. We may experience delays in introducing new or enhanced products or services to the market. Such delays, whether caused by factors such as unforeseen technology issues or otherwise, could negatively impact our sales revenue in the relevant period. In addition, we may terminate new product, service or enhancement development efforts prior to any introduction of a new product, service or enhancement. Any delays for new offerings currently under development or any product defect issues or product recalls could adversely affect the market acceptance of our products or services, our ability to compete effectively in the market, and our reputation, and therefore, could lead to decreased sales and could seriously harm our results of operations.

If we do not manage our DVD and video game inventory effectively, our business, financial condition and results of operations could be materially and adversely affected. A critical element of our rental services business model is to optimize our inventory of DVD and video game titles and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient DVD and video game titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for rental services would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD and video game titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs or video games increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected. Further, a delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. In addition, if we are unable to comply with or lack the necessary internal controls to ensure appropriate documentation and tracking of DVD and video game inventory, we may, among other things, violate certain of our studio licensing arrangements, be forced to pay a fee for unaccounted for DVDs and be susceptible to risks to theft and misuse of property, any of which may negatively affect our margins in the rental services business. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

FINANCIAL RISKS

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 28, 2010, we had cumulative net losses of $5,159,569 and we had net loss in the year ended February 28, 2010 of $136,135. We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended February 28, 2010 and February 28, 2009.

We cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

We are an early stage company with a limited operating history and no significant revenues. We were formed in March 2003. Since that time, we have engaged in the film and television production. We have recorded only $230,875 in revenues since our date of inception. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We cannot assure that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue from our current projects for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

•	our business model and strategy are still evolving and are continually being reviewed and revised; and

•	we may not be able to successfully implement our business model and strategy.

We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, our accounting practices for our PMW business (which are standard for the industry) may accentuate fluctuations in our operating results. For example, in accordance with U.S. generally accepted accounting principles and industry practice, we are required to expense film advertising costs as incurred, but are also required to recognize the revenue from any film or television program over the entire revenue stream expected to be generated by the individual picture or television program.

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

We are responsible for the indemnification of our officers and directors. Should our officers and/or directors require us to contribute to their defense, we may be required to spend significant amount of our capital. Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. This indemnification policy could result in substantial expenditures, which we may be unable to recoup. If these expenditures are significant, or involve issues which result in significant liability for our key personnel, we may be unable to continue operating as a going concern.

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

We may be unable to list our common stock on NASDAQ or on any securities exchange. Although we may apply to list our common stock on NASDAQ or the NYSE Amex in the future, we cannot assure you that we will be able to meet the initial listing standards, including the minimum per share price and minimum capitalization requirements, or that we will be able to maintain a listing of our common stock on either of those or any other trading venue. Until such time as we qualify for listing on NASDAQ, the NYSE Amex or another trading venue, our common stock will continue to trade on the OTC Bulletin Board or another over-the-counter quotation system, or on the “pink sheets,” where an investor may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, rules promulgated by the Commission impose various practice requirements on broker-dealers who sell securities that fail to meet certain criteria set forth in those rules to persons other than established customers and accredited investors. Consequently, these rules may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. It would also make it more difficult for us to raise additional capital.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

PMW subleases space on a month to month basis from Al Hayes, the Company’s former Chief Operating Officer and board member. The rent for the sublease and shared use of resources is $500.00 per month. The space is located at 8840 Wilshire Blvd., Beverly Hills, California 90211, and is in good condition.

EntertainmentXpress subleases space from EBN-Larkspur, Inc., a Colorado corporation d/b/a Executive Business Centers. The rent for the sublease is $4,100.00 per month and will terminate on May 15, 2010. The space is located at 100 Larkspur Landing Circle, Larkspur, California 94939, and is in good condition.

Effective May 6, 2010, PMW entered into a new sublease for 3,040 square feet of office space located at 2330 Marinship Way, Suite #300, Sausalito, California 94965. The term of the sublease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448. The office space is in good condition.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this report.

ITEM 4. (REMOVED AND RESERVED)

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

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 28, 2010
FIRST QUARTER (3/1/09 to 5/31/09)	$.29	$.19
SECOND QUARTER (6/1/09 to 8/31/09)	$.25	$.11
THIRD QUARTER (9/1/09 to 11/30/09)	$.55	$.25
FOURTH QUARTER (12/1/09 to 2/28/10)	$.55	$.02

FISCAL YEAR ENDING FEBRUARY 28, 2009
FIRST QUARTER (3/1/08 to 5/31/08)	$.80	$.11
SECOND QUARTER (6/1/08 to 8/31/08)	$.80	$.23
THIRD QUARTER (9/1/08 to 11/30/08)	$.50	$.04
FOURTH QUARTER (12/1/08 to 2/28/09)	$.45	$.04

Holders

As of May 4, 2010, 20,002,213 shares of our common stock were issued and outstanding, and held by approximately 103 shareholders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On November 12, 2007, our board of directors approved our 2007 Equity Incentive Plan which provides for the issuance of up to 1,000,000 options to purchase shares of our common stock. Although the 2007 Equity Incentive Plan has been approved by our board of directors, our stockholders will be asked to approve such amendment at our next shareholder meeting. The table below sets forth information as of February 28, 2010, with respect to compensation plans under which our common stock is authorized for issuance. The only compensation plan under which our common stock is authorized for issuance is our 2007 Equity Incentive Plan.

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
600,000	$.20	400,000

Recent Sales of Unregistered Securities

On April 20, 2010, the Board of Directors approved the issuance of 20,000 shares of Company common stock to each of five individuals in exchange for their services to the Company. The individuals are Joseph Merhi, our former Chief Executive Officer and a director; Elie Samaha, our former President and a director; Edward Frumkes, a director; Al Hayes, our former Chief Operating Officer; and Corbin Bernsen, the President of our Public Film Works division. The shares of the Company’s Common Stock issued to the five individuals are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.

On April 23, 2010, the Company issued 150,000 shares to an investor relations consulting firm in exchange for services to be provided by the firm. The shares of the Company’s Common Stock issued the investor relations firm are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor relations firm in connection with the offering.

On May 4, 2010, in connection with the closing of the Amended and Restated Exchange Agreement with EntertainmentXpress, the Company issued 13,685,755 to the 33 shareholders of EntertainmentXpress. The shares of the Company’s Common Stock issued the EntertainmentXpress shareholders are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the shareholders in connection with the offering.

Commencing May 2010, the Company initiated a private placement of convertible notes and warrants. The convertible notes convert into common stock at the conversion price of $1.00 per share. The warrants are exercisable for a period of one year at an exercise price of $1.25 per share, and are redeemable by the Company if the price of the Company’s common stock exceeds $2.25 per share for seven or more consecutive trading days. The convertible notes and warrants were offered and sold in reliance on the exemption afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

Repurchases of Equity Securities by the Company and Affiliates

None

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. See “ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.” below. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report. See “Forward-Looking Statements” above.

Overview

PMW is engaged in the development, production, marketing and distribution of film, music and television entertainment media.

EntertainmentXpress plans to roll out a network of conveniently located, self-service, kiosks which deliver DVD movies and other content to consumers. The kiosks will provide consumers the ability to rent and purchase DVD movies, video games and other products. EntertainmentXpress plans to locate the kiosks in quick-serve food locations, grocery stores and other high-traffic, public venues.

Results of Operations for PMW

The Company’s revenues for the fiscal year ended February 28, 2010 were $50,000 and February 28, 2009 were $0.

The Company’s operating expenses for the fiscal year ended February 28, 2010 were $103,099, compared to operating expenses of $308,725 for the fiscal year ending February 28, 2009. This decrease in operating expenses is attributed to cost cutting measures and a decrease in stock based compensation by the Company.

The Company had a net loss of $136,135 for the fiscal year ended February 28, 2010, compared to a net loss of $432,845 for the fiscal year ended February 28, 2009. This decrease in operating expenses is attributed to cost cutting measures and a decrease in stock based compensation by the Company.

The Company reported a cumulative net loss of $5,159,569 from inception through February 28, 2010.

The Company’s net cash used by operating activities decreased from $171,258 for the fiscal year ended February 28, 2009 to $49,761 for the fiscal year ended February 28, 2010. This decrease is also attributed to cost cutting measures by the Company.

Results of Operations for EntertainmentXpress

EntertainmentXpress was formed in December 2009. The discussion below describes EntertainmentXpress’ results of operation for the period from inception to February 28, 2010.

EntertainmentXpress did not generate any revenues during the fiscal year ended February 28, 2010.

Direct operating expenses for the period were $9,949 and were comprised of initial expenses for kiosk preparation.

Other expenses for the period ended February 28, 2010 included: general and administrative expenses of $26,948; $19,445 in fees to consultants; depreciation expense of $234; lease expense of $4,100; and professional fees including legal and accounting fees of $78,193.

EntertainmentXpress reported a net loss of $138,870 from inception through February 28, 2010.

Liquidity and Capital Resources

At February 28, 2010 our total assets were $114,864. The decrease in total assets was due to the write-off of film development costs in 2009.

Our current assets at February 28, 2010 totaled $101,078, and our current liabilities were $76,260. Our stockholders’ deficit at February 28, 2010 was $1,122,753

We do not currently have unused credit facilities available to us. To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through secured and unsecured notes payable to stockholders and third parties.

Subsequent to the end of the year, and in connection with the Exchange Agreement with EntertainmentXpress we initiated a private placement of securities consisting of a convertible note with warrant (the “Convertible Note”). Pursuant to the terms of the Convertible Note, purchasers are entitled to one share of Company common stock for each $1.00 purchased and one warrant to purchase one share of Company common stock on or before one year from the conversion date. The conversion date is five days after the note purchase date. The warrant exercise price is $1.25 per share. Following conversion of the Convertible Note, if the trading price of the Company’s shares is equal to or greater than $2.25 for seven (7) or more consecutive days of trading, the Company shall have thirty (30) days within which to “call” the warrants. In the event of a warrant call, the Holder shall have ten (10) days from the date of the call to either exercise such holder’s warrants or the Warrants will expire. The shares issued upon conversion of the Convertible Notes have piggyback registration rights. As of the date of this report the Company has issued $133,000 in Convertible Notes due to convert on May 10, 2010.

Commitments

As of February 28, 2010 the Company has aggregate outstanding notes payable and accrued interest balances of approximately $1,088,177, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Directors of the Company and a shareholder, entered into a promissory note bearing interest at 8% per annum. As of February 28, 2010, the Company had an outstanding balance of $699,686 under the promissory note, including accrued interest.

2. On August 19, 2004, the Company entered into a line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation. The outstanding balance on this account as of February 28, 2010 was $292,647 including accrued interest.

3. In July 2008, the Company entered into a promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum. As of February 28, 2010, the Company had an outstanding balance of $68,713 under the obligation, including accrued interest.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement (the “Loan Agreement”) with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations. The description of the terms of the Loan Agreement is qualified by reference to the complete copy of the agreement which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference. Effective December 30, 2009, George Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Agreement. On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Agreement pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of Borrower’s common stock at the election of Secured Party at any time upon written notice to Borrower at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of Borrower’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Borrower’s common stock (as quoted on Borrower’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date.

On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Agreement pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of Borrower’s common stock at the election of Secured Party at any time upon written notice to Borrower at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of Borrower’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Borrower’s common stock (as quoted on Borrower’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date.

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

5. The Company entered into note payable agreement to settle an outstanding rental obligation for $10,000, which is effective as of July 1, 2009 and due within twelve months. As of February 28, 2010, the Company had an outstanding balance of $10,416 under the obligation, including accrued interest.

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

Going Concern and Liquidity Matters

The accompanying financial statements of PMW have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $136,135 during year ended February 28, 2010, and has incurred net cash outflows from operating activities during the years ended February 28, 2010 and February 28, 2009 of approximately $49,761 and $171,258, respectively. Our independent registered public accounting firm reported for 2010 and 2009 that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

As of the date of this report, we are in various stages of development on numerous film and television projects. A summary table of PMW’s film and television projects as of the date of this report is included in Item 1. Our ability to complete the projects is subject to a variety of factors, including our ability to obtain funding for the projects; the availability of limited production time from third parties; the availability of actors; our ability to secure appropriate sets and locations; our ability to secure suitable outlets for the release of the project; and our election to change its production schedule for new projects.

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

Use of Estimates and Critical Accounting Policies

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

Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R (revised 2004), Share-Based Payment, (SFAS 123R) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 123, Accounting for Stock Based Compensation, for periods beginning January 1, 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123R. We have applied the provisions of SAB 107 in our adoption of SFAS 123R. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

Please see the section entitled “Use of Estimates” contained in “Note 1—Summary of Significant Accounting Policies” to our financial statements commencing on page F-6.

Recent Accounting Pronouncements

Please see the sections entitled “Recent Accounting Pronouncements” contained in “Note 1—Summary of Significant Accounting Policies” to our financial statements commencing on page F-6.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the disclosure required by this Item.

ITEM 8. FINANCIAL STATEMENTS

See “Financial Statements” beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of February 28, 2010, our disclosure controls were not effective at that “reasonable assurance” for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2009. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2010 due to control deficiencies that constituted material weaknesses.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of February 28, 2010:

1.	Management in assessing its internal controls and procedures for fiscal 2010 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

2.	Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, recording and accuracy of accounts payable and accruals, valuation of share based payments, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting, share based payments, accounts payable and accruals and other equity transactions.

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of February 28, 2010.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended February 28, 2010 that have materially affected or are reasonably likely to materially affect these controls.

Subsequent to the end of the year, we entered into the Amended and Restated Exchange Agreement with EntertainmentXpress which will materially impact our internal controls over financial reporting. In connection with the Exchange Agreement we have acquired a new business and will need to develop internal controls that encompass that business. In addition, we have experienced a change in control in the management of the Company. Joseph Merhi resigned as our Chief Executive Officer, Elie Samaha resigned as our President, and Garrett Cecchini was appointed as our Chief Executive Officer, President, Corporate Secretary and a director, Larry Gitlin was appointed as our Chief Operating Officer, and Mark Smith was appointed as our Chief Financial Officer.

ITEM 9B. OTHER INFORMATION

Entry Into Material Definitive Agreements

As previously reported on our Current Report on Form 8-K filed with the SEC on March 24, 2010, PMW entered into a share exchange agreement EntertainmentXpress and certain shareholders of EntertainmentXpress (the “EntXpress Sellers”) which own more than 50% of the outstanding stock of EntertainmentXpress.

Subsequently the Company and the EntXpress Sellers holding 100% of the outstanding stock of EntertainmentXpress entered into an Amended and Restated Exchange Agreement which was dated April 23, 2010, but was delivered and effective May 4, 2010. Under the terms of that Agreement PMW agreed to issue 13,685,755 shares of its common stock in exchange for 100% of the outstanding common and preferred stock of EntertainmentXpress. The foregoing summary and description of the terms of the transaction completed under the Amended and Restated Exchange Agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

Effective May 6, 2010, the Company entered into a new sublease for 3,040 square feet of office space located at 2330 Marinship Way, Suite #300, Sausalito, California 94965. The term of the sublease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448. The office space is in good condition. The foregoing summary and description of the terms of the sublease contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On May 4, 2010, in connection with the closing of the Amended and Restated Exchange Agreement with EntertainmentXpress, Joseph Merhi resigned as our Chief Executive Officer, Elie Samaha resigned as our President, and Garrett Cecchini was appointed as our Chief Executive Officer, President, Corporate Secretary and a director, Larry Gitlin was appointed as our Chief Operating Officer, and Mark Smith was appointed as our Chief Financial Officer. On May 5, 2010, Mr. Gitlin resigned as President and Mr. Cecchini was appointed as President. A description of the business experiences of Mr. Cecchini, Mr. Gitlin and Mr. Smith is set forth below in Part III, Item 10 “Directors, Executive Officers, and Corporate Governance”.

Change of Control of the Company

The Company had 6,136,458 shares of common stock outstanding as of immediately before the closing of the Amended and Restated Exchange Agreement with EntertainmentXpress. In connection with the closing of the Amended and Restated Exchange Agreement with EntertainmentXpress an additional 13,685,755 shares of Company common stock will be issued to the shareholders of EntertainmentXpress. As a result of the EntertainmentXpress transaction, the shareholders of the Company which existed prior to the closings will own approximately 30% of the outstanding common stock of the Company, and the former EntertainmentXpress shareholders will own approximately 70% of the outstanding common stock of the Company, which resulted in a change of control of the Company.

The identity of the persons who acquired control of the Company, and their percentage ownership of voting securities of the Company as of May 4, 2010, is set forth in the beneficial ownership table set forth in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Submission of Matters to a Vote of Security Holders

In connection with the closing of the Amended and Restated Exchange Agreement, a majority of the Company’s shareholders approved by written consent the Amended and Restated Exchange Agreement and the exchange transaction. The consent action was delivered to the Company prior to the closing.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Company directors are elected by the stockholders to a term of one (1) year and to serve until his or her successor is elected and qualified. Each of the officers is appointed by the Board of Directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. There have been no material changes to the procedures by which stockholders can nominate directors. The Company pays no executive cash compensation. Because of the lack of board compensation and the Company’s restricted capital position, it has limited opportunity to attract and retain outside directors. The Board of Directors has no nominating, compensation, and does not have an “audit committee financial expert”. Our board of directors currently acts as our audit committee. There are no family relationships among members of management or the Board of Directors of the Company.

The following table sets forth certain information regarding executive officers and directors of the Company as of February 28, 2010:

Name	Age	Position
Joseph Merhi	55	Chief Executive Officer and a Director
Elie Samaha	54	President
Edward Frumkes	51	Director
George Mainas	65	Director

Joseph Merhi served as the Chief Executive Officer and as a director of the Company since September 2009, and resigned as Chief Executive Officer of the Company effective May 4, 2010 in connection with the EntertainmentXpress acquisition. Mr. Merhi has over thirty years of experience in the entertainment field, and has served as a producer or executive producer on over 100 films since 1986. Mr. Merhi has been a member of Montage Entertainment LLC since 2006, a company focused on international sales and distribution of films. The company produced “Columbus Day” starring Val Kilmer, and the bio picture “Betty Anne Waters” starring two-time Academy award winner Hilary Swank. From 2002 to 2004, Mr. Merhi served as a producer on several films for Warner Brothers and Franchise Pictures, including the highly anticipated sequel “The Whole Ten Yards”, “Alex and Emma” and “Spartan”. Since 1999, Mr. Merhi has also developed several real estate projects, including the only sound stage in Las Vegas, Nevada where content is currently being produced, and the plans for boutique hotels in West Hollywood, California and Las Vegas, Nevada. Mr. Merhi began his career in 1986 with the formation of PM Entertainment which produced, financed and distributed over 100-feature length films and two successful TV shows before it was sold to Echo Bridge in 1999.

Elie Samaha served as the President of the Company from September 2009 until his resignation effective May 4, 2010 in connection with the EntertainmentXpress acquisition. Mr. Samaha has served as a producer and executive producer on over 80 films since 1995. Mr. Samaha has also been a member of Montage Entertainment LLC since

2006, a company focused on international sales and distribution of films. The company produced “Columbus Day” starring Val Kilmer, and the bio picture “Betty Anne Waters” starring two-time Academy award winner Hilary Swank. In 2000, Mr. Samaha formed Franchise Pictures, which in partnership with Warner Brothers, produced films including “The Pledge”, “Get Carter”, “The Whole Nine Yards”, “Driven”, and “City By The Sea”. From 1995 until 2000, Mr. Samaha was Co-Chairman of Millennium Films which produced fifteen films. Mr. Samaha also develops and manages several premier restaurants and nightclubs in the Los Angeles, California area.

Edward Frumkes has served as a director of the Company since September 2009. Mr. Frumkes is a veteran international marketing executive in the entertainment industry. Since January 2004, Mr. Frumkes has been a partner with Gary Levinsohn in the Mutual Film Company which is a film production company. Mr. Frumkes was an executive with Warner Bros. from 1995 until 2000, where he served as the head of international theatrical distribution and marketing (President, Warner Bros. International Theatrical Distribution & Marketing), reporting directly to Warner’s co-Chairmen, Bob Daly and Terry Semel. In this position, Mr. Frumkes oversaw a staff in excess of 1,500 people working in over 200 different distribution entities spread throughout 135 countries. Mr. Frumkes joined Warner Bros. International in 1988, where he was promoted to Senior Vice President in 1992 and Executive Vice President in 1993, before his elevation to President in 1995. During his 13-year tenure at Warner Bros., Mr. Frumkes developed and implemented comprehensive release plans in markets throughout the world. Mr. Frumkes was responsible for the creation, implementation and control of combined overhead and marketing budgets in excess of $400 million per annum. Among the titles he launched to global success while at Warner Bros. were: “The Fugitive”, “The Bodyguard”, “JFK”, as well as “The Matrix”, the “Batman” and “Lethal Weapon” franchises.

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

The following table sets forth certain information regarding executive officers and directors of the Company as of May 6, 2010, after the completion of the EntertainmentXpress acquisition:

Name	Age	Position
Garrett Cecchini	62	Chief Executive Officer, President, Corporate Secretary and a Director
Larry Gitlin	57	Chief Operating Officer
Mark Smith	51	Chief Financial Officer
Joseph Merhi	55	Director
Edward Frumkes	51	Director
George Mainas	65	Director

Mr. Cecchini was appointed as our Chief Executive Officer, President, Corporate Secretary and a director on May 4, 2010, and as our President on May 6, 2010. Mr. Cecchini has a career profile that breaks into three distinct but related career paths over 20 years: Law, Finance, and Corporate/Business Development. From 1980 to 2005, Mr. Cecchini was a practicing lawyer. He retired from the practice of law as a Senior Partner - Departmental Chair level, after co-authoring a leading two-volume treatise on corporate reorganizations and publishing multiple articles on corporate restructuring. Mr. Cecchini has served as a former lecturer/adjunct professor at Golden Gate Law School from 1988 to 1990, and a closing seminar lecturer, Stanford University joint Law/MBA program in 1993. He represented the U.S. Government and the World Bank in Romania from 1995 to 1997, assisting in the development of that country’s commercial code in order for it to qualify it for $7.0 billion infrastructure loan from the World Bank. In finance, from 1998 to 1999, Mr. Cecchini co-managed March Ventures, a 100+ million plus private equity fund focused on media and technology investing. In corporate and business development over the last ten years, Mr. Cecchini has focused on media technology, and content/digital media delivery. Since 2000, Mr. Cecchini has raised over $100M dollars for companies such as Compression Science, Debut Broadcasting, Adex, and ZVUE Corp., taking three of them public in the last four years. Mr. Cecchini helped to grow ZVUE into the one of the largest Internet Media networks in the world, and launched the first consumer-priced portable video player in the United States, partnering with Wal-Mart Stores as its national launch partner for the “ZVUE” handheld video player.

Mr. Gitlin was appointed as our Chief Operating Officer on May 4, 2010. Mr. Gitlin is a business executive whose career represents over 20 years of hands-on operational experience. Mr. Gitlin has performed senior-level company-building, management, and operations, strategic and tactical analysis, content acquisition and negotiation, business development, media-based product development, marketing/sales, and advertising strategies for companies in the Fortune 100 as well as startups. From 1997 to 1999, Mr. Gitlin served as an executive at INTERVU, a company that helped develop the Distributed Content Delivery Network (D-CDN). He headed up the key relationships with several major TV networks, including NBC, Turner, Showtime, and others. Mr. Gitlin was the senior project manager on VideoSeeker, a joint NBC-INTERVU web product that was among the very first internet video search engines. INTERVU was purchased by Akamai Technologies for approximately $3 billion in 2000. Mr. Gitlin joined Qwest Communications in 2001 serving as VP of Corporate Business Development, creating and launching two $100+ million business product suite trials until his departure in 2002. From 2004 to 2007, he served as VP of Business Development at ZVUE, helping to create one of the largest digital media networks in the world.

Mr. Smith was appointed as our Chief Financial Officer on May 4, 2010. Mr. Smith has over 25 years of experience in senior management positions in both public and privately held companies. He has been a financial consultant providing strategic planning in public markets and finance. He is the founder and principal of Securities Compliance a consulting firm which specializes in taking companies public, private equity and public financing, and M&A. During 2007 and 2008 Mr. Smith was the Chief Financial Officer of the Company. From 1996 through 2005 was Chief Financial Officer and subsequently President of Moving Bytes a publicly traded telecommunications and media company. From 1990 to 1992, he was Professor of Corporate Finance at California State University. Prior to this position, he was associated with Richland Partners, a venture capital firm specializing in technology investments. Mr. Smith performed research for the Pension Research Institute in 1989 and 1990 and received his Masters degree in International Finance in 1990. For his research work in global asset management, he received a Wall Street Journal Award.

A description of the business experience of Mr. Merhi, Mr. Frumkes and Mr. Mainas is above.

Board of Directors

The Company’s organizational documents authorize five board members, four of which are currently filled by Mr. Merhi, Mr. Mainas, Mr. Frumkes and Mr. Cecchini.

Leadership Structure

The chairman of our board of directors also served as our chief executive officer during the period ending February 28, 2010. Our board of directors does not have a lead independent director. Our board of directors determined that its leadership structure was appropriate and effective. Our board of directors believed that having a single individual serve as both chairman and chief executive officer provides leadership, accountability and promotes transparency among directors and company management. Effective May 4, 2010, in connection with the EntertainmentXpress transaction, the Company appointed a new chief executive officer who is not our chairman of the board of directors. The members of our board of directors are also actively involved in the management of the Company, which includes having an active role in risk oversight of the Company and its operations.

Attendance at Board Meetings during Fiscal Year

During the fiscal year ended February 28, 2010, the Board of Directors held three meetings and completed three Board actions by written consent of the Board of Directors. Messrs. Merhi, Mainas and Frumkes, as members of the Board of Directors, attended all of its meetings during the fiscal year ended February 28, 2010 during which time they were Directors. Mr. Cecchini was appointed to the Board effective as of May 4, 2010.

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

Section 16(A) Beneficial Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file, including Forms 3, 4 and 5. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, during the period ended February 28, 2010, and to date, all Section 16(a) filing requirements applicable to its insiders were complied with.

Company Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the “Code”) that applies to the every officer of and director to the Company. The Code is attached an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004. The Code is also available free of charge upon request to the Company at 8840 Wilshire Blvd., Beverly Hills, California 90211, Attention: Corporate Secretary

Indemnification of Officers and Directors

Delaware General Corporate Law permits a Delaware corporation to indemnify a present or former director or officer of the corporation (and certain other persons serving at the request of the corporation in related capacities) for liabilities, including legal expenses, arising by reason of service in such capacity if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed, to the best interests of the corporation, and in any criminal proceeding if such person had no reasonable cause to believe his conduct was unlawful. However, in the case of actions brought by or in the right of the corporation, no indemnification may be made with respect to any matter as to which such director or officer shall have been adjudged liable, except in certain limited circumstances.

Our certificate of incorporation provides that no director shall be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty by such director as a director. Notwithstanding the foregoing, a director shall be liable to the extent provided by applicable law, (i) for breach of the directors’ duty of loyalty to us or our stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) pursuant to Section 174 of Delaware General Corporate Law or (iv) for any transaction from which the director derived an improper personal benefit Our bylaws provide that we shall indemnify our officers, directors, employees and agents to the extent permitted by Delaware General Corporate Law. Pursuant to Section 145 of Delaware General Corporate Law, a corporation generally has the power to indemnify its present and former directors, officers, employees and agents against expenses incurred by them in connection with any suit to which they are or are threatened to be made, a party by reason of their serving in such positions so long as they acted in good faith and in a manner they reasonably believed to be in or not opposed to, the best interests of the corporation and with respect to any criminal action, they had no reasonable cause to believe their conduct was unlawful. We believe that having these provisions in our certificate of incorporation and bylaws is necessary to attract and retain qualified persons as directors and officers. These provisions do not eliminate the directors’ duty of care, and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Delaware General Corporate Law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for acts or omissions that the director believes to be contrary to the best interests of the Company or its stockholders, for any transaction from which the director derived an improper personal benefit, for acts or omissions involving a reckless disregard for the director’s duty to the Company or its stockholders when the director was aware or should have been aware of a risk of serious injury to the Company or its stockholders, for acts or omissions that constitute an unexcused pattern of inattention that amounts to an abdication of the director’s duty to the Company or its stockholders, for improper transactions between the director and the Company and for improper distributions to stockholders and loans to directors and officers. The provision also does not affect a director’s responsibilities under any other law, such as the federal securities law or state or federal environmental laws.

The indemnification provided by Delaware General Corporate Law and our certificate of incorporation and bylaws is not exclusive of any other rights to which a director or officer may be entitled. The general effect of the foregoing provisions may be to reduce the circumstances under which an officer or director may be required to bear the economic burden of the foregoing liabilities and expense.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal year ended February 28, 2010 by our Chief Executive Officer. The Company did not have any executive officer at February 28, 2010 whose combined salary and bonus exceeded $100,000 during the year ending February 28, 2010. We refer to our Chief Executive Officer as our “named executive officer” elsewhere in this report. The table also shows the compensation paid by EntertainmentXpress to its executive officers for the period ended February 28, 2010.

Name and Principal Position	Salary	Bonus	Option Awards	All Other Compensation	Total
Joseph Merhi, CEO	$0	$0	$0	$0	$0
Garrett Cecchini, CEO and Secretary (1)	$2,500	$0	$0	$0	$2,500
Larry Gitlin, COO (1)	$2,500	$0	$0	$0	$2,500
Mark Smith, CFO (1)	$0	$0	$0	$0	$0

(1)	These individuals served as officers of EntertainmentXpress at February 28, 2010 and the compensation in the table includes compensation paid by EntertainmentXpress. As of May 4, 2010, they have been appointed to the above listed positions with the Company.

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

Grants of Plan-Based Awards

The Company did not grant any equity awards to its named executive officers during the fiscal year ended February 28, 2010.

Outstanding Equity Awards At February 28, 2010

The Company did not have any outstanding equity awards to its named executive officers as of February 28, 2010.

Option Exercises and Stock Vested

Our named executive officers did not exercise any stock options during the year ended February 28, 2010.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the year ended February 28, 2010.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified deferred compensation benefits from us during the year ended February 29, 2010.

Employment Contracts

EntertainmentXpress has a Consulting Agreement with Mark Smith, effective as of March 15, 2010 pursuant to which EntertainmentXpress has agreed to retain Mr. Smith’s consulting firm Securities Compliance, Inc. to provide services as EntertainmentXpress’ Chief Financial Officer. The agreement provides for initial compensation of $5,000 per month, increasing to $10,000 per month if the Company raises $1 million in debt or equity financing, or on July 1, 2010. If the Company’s highest paid executive receives more than $10,000 per month, Mr. Smith’s base salary shall be set at the lesser of 90% of the highest paid executive or $15,000 per month. The Company has no other contracts with our named executive officers. The Company has not adopted any compensation policies.

Director Compensation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of May 4, 2010, information with respect to the securities holdings of all persons which the Company, pursuant to filings with the Securities and Exchange Commission (“SEC”) and the Company’s stock transfer records, has reason to believe may be deemed the beneficial owner of more than five percent (5%) of the Common Stock. The following table also sets forth, as of such date, the beneficial ownership of the Common Stock by all officers and directors, individually and as a group.

Unless otherwise provided below, the address for each beneficial owners is c/o Public Media Works, Inc., 2330 Marinship Way, Suite #300, Sausalito, California 94965.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (1)
George Mainas	4,282,058	(2)	20.8%
Garrett Cecchini	1,815,984	(3)	9%
Larry Gitlin	1,526,984		7.6%
Conor Riley 571 Hamilton #4 Palo Alto, California 94301	1,612,301		8.1%
Geoffrey Mulligan 138 Trinidad Drive Tiburon, California 9420	1,100,000	(4)	5.5%

Officers and Directors
Garrett Cecchini	1,815,984	(3)	9%
Larry Gitlin	1,526,984		7.6%
Mark Smith	575,000	(5)	2.8%
Joseph Merhi	20,000		*
Edward Frumkes	20,000		*
George Mainas	4,282,058	(2)	20.8%
All directors and executive officers as a group (6 persons)	8,220,026		40.1%

*	Less than one percent
(1)	The securities “beneficially owned” by an individual are determined in accordance with the definition of “beneficial ownership” set forth in the regulations promulgated under the Exchange Act and, accordingly, may include securities owned by or for, among others, the spouse and/or minor children of an individual and any other relative who resides in the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which each person has the right to acquire within sixty (60) days through the exercise of options or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 20,002,213 shares of Common Stock outstanding as of May 4, 2010.
(2)	Includes 500,000 options to purchase Common Stock which are exercisable within sixty (60) days.
(3)	Includes 1,100,000 shares held by the Mulligan 2008 Trust of which Geoffrey Mulligan is a Co-Trustee.
(4)	Includes 1,000,000 shares held by the Pensco Trust/IRA for which Mr. Cecchini is the beneficiary and 10,000 shares held by Mr. Cecchini’s wife for which Mr. Cecchini is deemed to beneficially own.
(5)	Includes 350,000 shares held by the Interven Capital Corporation Profit Sharing Trust of which Mark Smith is the beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related party transactions are reviewed and approved by a disinterested majority of our board of directors, or as otherwise provided under Delaware law. We do not have any other special committee, policy or procedure related to the review, approval or ratification of related party transactions.

Since March 1, 2009, the beginning of our last fiscal year, we have engaged in the following related party transactions:

In August 2000 the Company entered into an unsecured promissory note with George Mainas, a Company stockholder, in the principal amount of $340,000, bearing interest at 8%. The promissory note is payable on demand. As of February 28, 2010, the Company had an outstanding balance of approximately $699,686 under the promissory note, including accrued interest.

On August 18, 2004, the Company entered into an unsecured line of credit with Mainas Development Corporation. Mr. Mainas is the sole owner and serves as the Managing Director of Mainas Development Corporation. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation, and expired on August 17, 2005. The outstanding balance on this account as of February 28, 2010 was approximately $292,646, including accrued interest.

On July 2008, the Company entered into a promissory obligation to Mr. Mainas to borrow $42,000 bearing interest at 7% per annum. As of February 28, 2010, the Company had an outstanding balance of approximately $68,713 under the obligation, including accrued interest.

On August 14, 2009, the Company executed a Loan Modification and Security Agreement with Mr. Mainas and Mainas Development Corporation, pursuant to which Mr. Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations. Effective December 31, 2009, Mr. Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Modification and Security Agreement. As part of the Exchange, Mr. Mainas and Mainas Development Corporation have agreed that subject to closing the Exchange Agreement, the Loan Modification and Security Agreement shall be amended to provide that (i) the maturity date and all payments shall be deferred until June 30, 2013, (ii) the debt shall be convertible at the option of the holder at any time at a price of $4.00 per share, and (iii) all principal and accrued interest shall automatically convert to Company Common Stock in the event that the five day VWAP for the Common Stock shall exceed $4.00 per share while the debt is still outstanding.

On January 26, 2010, the Company issued 500,000 shares of common stock to Mr. Mainas in consideration for his agreement to convert $50,000 of Company debt owed to him at $.10 per share, and his extension of the repayment date under his loan agreement to February 28, 2010. Mr. Mainas is a director, creditor and shareholder of the Company.

On January 26, 2010, the Company issued 100,000 shares of common stock to Al Hayes, a former officer and director of the Company, in consideration for his services to the Company.

On December 10, 2009, George Mainas acquired 1,200,000 shares of common stock of EntertainmentXpress. Mr. Mainas acquired the shares in a private placement at a price of $600. Pursuant to the Exchange, each share of common stock was converted into one share of the Company’s Common Stock.

On February 5, 2010, George Mainas acquired 437,752 shares of Series A preferred stock of EntertainmentXpress. Mr. Mainas acquired the shares in a private placement for $13,789. Pursuant to the Exchange, each share of Series A preferred stock was converted into one share of the Company’s Common Stock.

On April 20, 2010, the Board of Directors approved the issuance of 20,000 shares of Company common stock to each of five individuals in exchange for their services to the Company. The individuals are Joseph Merhi, our former Chief Executive Officer and a director; Elie Samaha, our former President and a director; Edward Frumkes, a director; Al Hayes, our former Chief Operating Officer; and Corbin Bernsen, the President of our Public Film Works division.

On April 29, 2010, the Board of Directors approved the issuance of 400,000 options to George Mainas under the Company’s 2007 Equity Incentive Plan. The options are immediately vested, have an exercise price of $1.10 per share; provide for cashless exercise; and expire 24 months after the date of grant.

On May 4, 2010, in connection with the closing of the Share Exchange Agreement with Entertainment Xpress, the Company issued 1,637,752 shares of its common stock to George Mainas, a director of the Company in exchange for his shares of EntertainmentXpress owned by him.

On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Modification and Security Agreement dated August 14, 2009 (the “Loan Agreement”) pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of Borrower’s common stock at the election of Secured Party at any time upon written notice to Borrower at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of Borrower’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Borrower’s common stock (as quoted on Borrower’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date.

Director Independence. We currently have only four directors, Mr. Joseph Merhi, Mr. George Mainas, Mr. Edward Frumkes and Mr. Cecchini. Mr. Cecchini also serves as our chief executive officer. Neither Mr. Merhi, Mr. Mainas nor Mr. Cecchini is considered independent under the definition of independence used by any national securities exchange or any inter-dealer quotation system. The Board has determined Mr. Frumkes to be an independent director as defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia, LLP has been our independent registered public accounting firm since September 30, 2009 and was our independent registered public accounting firm for the fiscal year ended February 28, 2010.

For purposes of the tables below:

Audit Fees	include fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees	consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and are not reported as audit fees.

Tax Fees	consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.

All Other Fees	include any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with informal assessment of our internal controls and assisting us in the preparation or correspondence to the SEC.

The following table sets forth the aggregate fees billed for services from February 29, 2008 to February 28, 2009 by Anton & Chia, LLP:

Audit Fees	$39,400
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$39,400

The following table sets forth the aggregate fees billed for services from March 1, 2009 to February 28, 2010 by Anton & Chia, LLP:

Audit Fees	$25,900
Audit Related Fees	$—
Tax Fees	$—
All Other Fees	$—

Total	$25,900

Audit Committee Pre-Approval Policies

We have not yet appointed an audit committee, and our board of directors currently acts as our audit committee. The Board of Directors has approved all of the fees paid and identified herein to the Company’s principal accountant.

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.	Description
2.1	Exchange Agreement dated as of March 24, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (1)

2.2	Amended and Restated Share Exchange Agreement dated as of April 23, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (14)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation (3)

3.3	Bylaws (4)

3.4	Amended Bylaws (5)

3.5	Certificate of Amendment of Certificate of Incorporation (6)

4.1	Office Sublease and Service Agreement between EntertainmentXpress, Inc., and EBN-Larkspur, Inc., dated February 16, 2010 (15)

10.1	Promissory Note with George Mainas dated August 30, 2000 (7)

10.2	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (7)

10.3	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (5)

10.4	Share Purchase Offer and Subscription Agreement dated August 16, 2007(8)

10.5	2007 Equity Incentive Plan (9)

10.6	Subscription Agreement dated May 21, 2008 with Kevin Kearney (10)

10.7	Subscription and Debt Conversion Agreement dated June 2, 2008 with George Mainas (10)

10.8	Purchase Agreement with Corbin Bernsen dated August 26, 2008 (11)

10.9	Loan Modification and Security Agreement dated August 14, 2009(12)

10.10	Investor Relations Consulting Agreement dated March 12, 2010 with Capital Group Communications(14)

10.11	Debt Conversion Agreement dated January 12, 2010 (14)

10.12	Consulting Agreement between EntertainmentXpress, Inc., and Mark Smith dated March 15, 2010 (14)

10.13	Amendment to Loan Modification and Security Agreement dated May 4, 2010 (14)

10.14	Sublease Agreement with Camp Counselors USA dated May 1, 2010 (14)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (13)

21	Listing of Subsidiaries (14)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer (14)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer (14)

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer (14)

32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer (14)

(1)	Incorporated by reference from the Company’s report on Form 8-K filed on March 24, 2010
(2)	Incorporated by reference from the Company’s report on Form 8-K filed on October 20, 2008.
(3)	Incorporated by reference from the Company’s Form 8-K filed on September 8, 2003.
(4)	Incorporated by reference from the Company’s Form 10-SB filed on March 9, 2000.
(5)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2 filed September 1, 2004.
(6)	Incorporated by reference from the Company’s report on Form 8-K filed on June 22, 2007.
(7)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2 filed June 29, 2004.
(8)	Incorporated by reference from the Company’s report on Form 8-K filed on August 21, 2007.
(9)	Incorporated by reference from the Company’s report on Form 8-K filed on November 16, 2007.
(10)	Incorporated by reference from the Company’s report on Form 8-K filed on June 5, 2008.
(11)	Incorporated by reference from the Company’s report on Form 8-K filed on August 29, 2008.
(12)	Incorporated by reference from the Company’s report on Form 8-K filed on August 18, 2009.
(13)	Incorporated by reference from the Company’s Form 10K-SB filed on August 18, 2004.
(14)	Attached as an exhibit to this report.

(b) Reports on Form 8-K

The Company filed a Form 8-K on January 29, 2010 regarding the issuance of shares in connection with a debt conversion by George Mainas and the issuance of shares to Al Hayes.

The Company filed a Form 8-K on March 15, 2010 regarding its Investor Relations Consulting Agreement with Capital Group Communications, the resignation of Cyle Wehba from the Board of Directors, and the letter of intent with EntertainmentXpress, Inc.

The Company filed a Form 8-K on March 24, 2010 regarding the Exchange Agreement with EntertainmentXpress, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: May 10, 2010	/s/ Garrett Cecchini
	By:	Garrett Cecchini
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Public Media Works, Inc., a Delaware corporation, hereby constitutes and appoints Garrett Cecchini and Mark Smith acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Garrett Cecchini Garrett Cecchini	Chief Executive Officer, Secretary and a Director	May 10, 2010

/s/ Mark Smith Mark Smith	Chief Financial Officer	May 10, 2010

/s/ George Mainas George Mainas	Director	May 10, 2010

/s/ Joseph Merhi Joseph Merhi	Director	May 10, 2010

/s/ Edward Frumkes Edward Frumkes	Director	May 10, 2010

PUBLIC MEDIA WORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Public MediaWorks, Inc.

We have audited the accompanying balance sheets of Public MediaWorks, Inc. (the “Company”) as of February 28, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for each of the years ended February 28, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. as of February 28, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended February 28, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations through February 28, 2010, it has an accumulated deficit of $5,159,569. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California

May 10, 2010

PUBLIC MEDIA WORKS, INC.

Balance Sheets

	February 28, 2010	February 28, 2009
Assets
Current assets:
Cash	$44	$1,212
Prepaid expenses	—	2,140

Total current assets	44	3,352
Equipment, net	—	279
Film development costs	—	25,000

	44	28,631

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$47,260	$62,044
Due to stockholder	29,074	—
Note payable and accrued interest	10,667	—
Accrued interest on notes payable to stockholders and a related party	385,300	328,345
Notes payable to stockholders	449,222	515,937
Notes payable to a related party	201,274	203,622

Total current liabilities	1,122,797	1,109,948

Stockholders’ deficit
Common stock $0.0001 par value, 100,000,000 shares authorized 5,886,440 and 5,211,440 issued and outstanding	588	521
Additional paid-in capital	4,036,228	3,969,295
Accumulated deficit	(5,159,569)	(5,051,133)

Total stockholders’ deficit	(1,122,753)	(1,081,317)

Total liabilities and stockholders’ deficit	$44	$28,631

The accompanying notes are an integral part of these financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	2010	2009
Revenues	$50,000	$—

Impairment of film development costs	25,000	9,050

Income (Loss) from operations	25,000	(9,050)

Operating Expenses:
General administrative expenses	24,940	198,780
Professional fees	78,159	109,945

Total operating expenses	103,099	308,725

Operating loss	(78,099)	(317,775)

Other expenses:

Interest expense	(58,036)	(54,978)
Loss on issuance of common stock below market price	—	(27,500)
Loss on conversion of debt to common stock	—	(30,000)
Equity in losses on investment	—	(1,414)

Total other expenses	(58,036)	(113,892)

Loss before provision for income taxes	(136,135)	(431,667)

Provision for income taxes	—	1,178

Net loss	$(136,135)	$(432,845)

Net loss per common share – basic and diluted	$(0.03)	$(0.09)

Weighted average number of shares outstanding – basic and diluted	5,353,632	5,038,262

The accompanying notes are an integral part of these financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - February 29, 2008	4,481,440	$448	$3,570,464	$(4,618,288)	$(1,047,376)
Common stock issued for $0.10 per share	250,000	25	24,975		25,000
Common stock issued for services rendered	60,000	6	7,794		7,800
Common stock issued for $0.25 per share	100,000	10	24,990		25,000
Common stock issued for conversion of note principal and interest	120,000	12	59,988		60,000
Common stock issued for $0.20 per share	200,000	20	39,980		40,000
Share based compensation expense			147,533		147,533
Capital contribution on sale of membership interests in investees (Note 1)			93,571		93,571
Net loss				(432,845)	(432,845)

Balance - February 28, 2009	5,211,440	$521	$3,969,295	$(5,051,133)	$(1,081,317)
Common stock issued for $0.20 per share	75,000	7	14,993		15,000
Common stock issued for services rendered	100,000	10	1,990		2,000
Common stock issued for conversion of note principal and interest	500,000	50	49,950		50,000
Net loss				(108,435)	(108,435)

Balance - February 28, 2010	5,886,440	$588	$4,036,228	$(5,159,569)	$(1,122,753)

The accompanying notes are an integral part of these financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2010 AND FEBRUARY 28, 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(136,135)	$(432,845)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	279	2,000
Impairment of film development costs	25,000	9,050
Share based compensation	2,000	120,043
Equity in losses of investee	—	1,414
Common stock issued for services	—	7,800
Loss on issuance of common stock	—	27,500
Loss on conversion of notes payable to shares	—	30,000

Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposits	2,140	2,601
Increase in accounts payable and accrued expenses	—	6,114
Related party advances and due to related parties	—	—
Accrued interest	56,955	56,479

Net cash used by operating activities:	(49,761)	(171,258)

Cash flows used by investing activities:
Increase in film development costs	—	(36,750)
Decrease in cash from sale of membership interests	—	(2,600)

Net cash used by investing activities:	—	(39,350)

Cash flows from financing activities:
Proceeds from sale of common stock	—	90,000
Proceeds from related party advances	48,593	12,750
Repayment of related party borrowings	—	—
Proceeds from notes payable from stockholders	—	107,858

Net cash provided by financing activities:	48,593	210,608

Net decrease in cash	(1,168)	—

Cash-beginning of year	1,212	1,212

Cash-end of year	$44	$1,212

Supplemental Disclosures of Cash Flow Information:
Cash paid for income taxes	—	1,178

Supplemental disclosure of non-cash investing and financing activities:
Settlement of accrued salary through issuance of common stock	$15,000	$30,000
Settlement of debt and accrued interest through issuance of common stock	50,000	55,475
Settlement of past due rent and accrued interest	$10,667	$—

The accompanying notes are an integral part of these financial statements.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards. The ASC is effective for interim and annual reporting periods ending after September 15, 2009.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

The Company adopted ASC 105-10 during the year ended February 28, 2010 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Principles of Consolidation

The financial statements prior to August 26, 2008 are presented on a consolidated basis and include the accounts of the Company and DOD, LLC, a wholly-owned subsidiary. All significant intercompany accounts were eliminated in consolidation. The Company no longer consolidates the subsidiary due to the transfer of its membership interests in DOD, LLC to a shareholder effective August 26, 2008.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated its loss contingencies, accounts payable and accrued expenses, and valuation assumptions related to share based payments. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company doesn’t have any cash equivalents outstanding as of February 28, 2010 and 2009.

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

Equipment, Net

Equipment is stated at cost. Depreciation and amortization is computed on a straight-line basis.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of February 28, 2010 and 2009, the carrying value of certain financial instruments approximates fair value due to the short-term nature of such instruments.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized when all of the following conditions exist: (a) persuasive evidence of an arrangement exists in the form of an accepted purchase order or equivalent documentation; (b) delivery has occurred, based on shipping terms, or services have been provided; (c) the Company’s price to the buyer is fixed or determinable, as documented on the accepted purchase order or similar documentation; and (d) collectibility is reasonably assured.

Loss per Share

Basic loss per share is computed by dividing earnings to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options, warrants using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company’s outstanding stock options were not included in the loss per share calculations because the inclusion would have been anti-dilutive. As of February 28, 2010 and 2009, the Company had 600,000 and 925,000 stock options outstanding, respectively.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2009, the FASB issued additional guidance related to ASC 855, Subsequent Events. ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted ASC 855 during the year ended February 28, 2010. The required disclosures are included in Note 11, “Subsequent Events”.

In April 2009, the FASB issued additional guidance related to ASC 820, Fair Value Measurements and Disclosures. ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted the new guidance for the year ended February 28, 2010 with no resulting impact on the Company’s financial statements.

In June 2009, the FASB issued additional guidance related to ASC 810, Consolidation, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 also amends FASB Interpretation No 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC 810 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company is evaluating the impact of this pronouncement but does not expect the adoption to have a material impact on its financial statements.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

2. Going Concern and Liquidity Matters

The Company has sustained operating losses for the years ended February 28, 2010 and February 28, 2009. Additionally, the Company has a stockholders’ deficit $1.122 million as of February 28, 2010. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company’s plans are to merge with EntertainmentXpress, Inc. and to raise additional capital to develop the operations of the combined company by continuing to develop revenue opportunities that coincide with continuing management’ expertise and of the combined entity. For further developments related to the reverse merger / recapitalization of Public Media Works, Inc. Please see note 11. Subsequent Events.

3. Revenue Recognition

The Company’s revenues were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 in cash and an ownership position in the investment. The ownership position in the investment has not been received as of February 28, 2010.

4. Equipment

Equipment consisted of the following as of February 28, 2010 and February 28, 2009.

	2010	2009
Furniture and leasehold improvements	$2,554	$2,554
Computers and office equipment	36,190	36,190

	38,744	38,744
Less: accumulated depreciation	(38,744)	(38,465)

	$—	$279

Depreciation expense for the years ended February 28, 2010 and February 28, 2009, amounted to $279 and $2,000, respectively.

5. Film Development Costs

On April 8, 2008, the Company paid $25,000 for a 50% interest in the option to develop, produce and exploit an original feature length motion picture based on the book “Without A Badge” by Jerry Speziale, which was capitalized in accordance with SOP 00-2. The interest in Without A Badge has been written off during the year ended February 28, 2010 since the option had expired as of November 1, 2009.

6. Line of Credit Due To Related Party

On August 19, 2004, the Company obtained a $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by a stockholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. As of February 28, 2010 and February 28, 2009, the outstanding balance amounted to $201,274 and $203,622, respectively, and is due on demand.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

7. Note Payable to Stockholders and Other Obligations

Notes payable to stockholders consist of the following at February 28, 2010 and February 28, 2009.

	February 28, 2010	February 28, 2009
Note payable to a stockholder and director of the Company, earning interest is being charged at 8% per annum. The note is unsecured and due on demand.	$449,222	$457,222
Note payable to a stockholder and director of the Company, earning interest at 7% per annum. The note is unsecured and due on demand.	—	42,000
Note payable to a stockholder of the Company, the note is unsecured, due on demand and non-interest bearing.	—	16,715

Total notes payable to stockholders, all current	$449,222	$515,937

Effective December 31, 2009, George Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Modification and Security Agreement dated August 14, 2009.

In the second quarter of 2010, the Company entered into a settlement agreement for past due rent of $10,000 the balance accrues interest at a rate of 10% per annum.

8. Common Stock

On January 12, 2010, the Company issued 100,000 shares at $0.02 per share to its former Chief Operating Officer.

On January 12, 2010, the Company issued 500,000 shares at $0.10 per share to its majority shareholder in exchange for $50,000 owed to this shareholder.

On April 17, 2009, $15,000 of accrued salary recorded as of February 28, 2009 for the CEO of the Company was converted into 75,000 shares of common stock at $0.20 per share.

On April 8, 2008, the Company issued 250,000 shares of its common stock at $0.10 per share for a total amount of $25,000.

On April 22, 2008, the Company entered into an investor relations and consulting agreement with CRG Partners, Inc. The agreement requires the Company to issue 60,000 shares of its common stock upon signing the agreement and 300,000 shares if the Company renews the agreement during the renewal period. The 60,000 shares issued on April 22, 2008 were valued at $0.13 per share or $7,800 and has been expensed in the statement of operations. The Company has not yet renewed the agreement.

On May 21, 2008, the Company issued 100,000 shares of its common stock at $0.25 per share for a total amount of $25,000.

On June 2, 2008, the Company executed a debt conversion agreement with George Mainas, a Company director and principal stockholder and debt holder, for the conversion of $30,000 in Company debt into 120,000 shares of the Company’s common stock for $0.25 per share. The issuance of the Company’s shares of common stock to Mr. Mainas was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s Common Stock to issued to Mr. Mainas are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder. As the fair value of the common stock issued amounted to $60,000 on the date of the agreement, the conversion resulted in a loss on the issuance of common stock of $30,000, which is reflected in the accompanying consolidated statement of operations for the six months ended August 31, 2008.

On August 1, 2008, the Company raised $40,000 through the sale of a total of 200,000 shares of common stock at $0.20 per share to two accredited investors, directors and stockholders of the Company. The issuance of the Company’s shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The shares of the Company’s common stock issued are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption thereunder.

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

9. Stock Based Compensation

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

	February 28, 2010	February 28, 2009
Expected volatility	314.73%	113%-379%
Expected dividends	—	—
Expected terms (in years)	1-2	1-2
Risk-free rate	1.42	3.75
Forfeiture rate	0%	0%

A summary of option activity as of February 28, 2010 and 2009, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 29, 2008	325,000	$1.99	2.90	$—
Granted	700,000	0.25	4.39	—
Exercised	—	—	—	—
Forfeited or expired	$(225,000)	2.89	—	—

Outstanding at February 28, 2009	800,000	0.21	3.09	—

Exercisable at February 28, 2009	800,000	0.86	3.87	—

Outstanding at February 28, 2009	800,000	0.21	3.09	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or expired	(200,000)	—	—	—

Outstanding at February 28, 2010	600,000	0.20	2.09	—

Exercisable at February 28, 2010	600,000	$0.20	2.09	$—

There were no options exercised during the years ended February 28, 2010 and 2009. There is no unvested compensation as of February 28, 2010.

10. Income Taxes

At February 28, 2010 and February 28, 2009, the Company had net deferred tax assets of approximately $1.638 million and $1.592 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The provision for income tax consists of the following components at February 28, 2010 and February 29, 2009:

	2010	2009
Current:
Federal income taxes	$—	$—
State income taxes	—	1,178
Deferred	—	—

	$—	$1,178

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2010	2009
Expected tax benefit using regular rates	$(46,286)	$(146,767)
State minimum tax	—	1,178
Valuation allowance	46,286	146,767

Tax Provision	$—	$1,178

The Company has loss carry forwards totaling $4,682,809 that may be offset against future federal income taxes.

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended February 28, 2010 and February 28, 2009. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of February 28, 2010 and February 28, 2009.

11. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2010, the date the financial statements were issued.

On March 24, 2010, Public Media Works, Inc. entered into a share exchange agreement with EntertainmentXpress, Inc., a California corporation (“EntXpress”), and certain shareholders of EntXpress (the “EntXpress Sellers”) which own more than 50% of the outstanding stock of EntXpress. On May 4, 2010, the Company, EntXpress and the EntXpress Sellers holding 100% of the outstanding stock of EntertainmentXpress entered into an amended and restated share exchange agreement dated as of April 23, 2010 (the “Share Exchange Agreement”). The closing under the Share Exchange Agreement occurred on May 4, 2010. Under the terms of the Share Exchange Agreement, the Company acquired EntXpress through an acquisition of 100% its outstanding stock. In exchange, the Company issued to the EntXpress Sellers, in the aggregate, up to 13,685,755 shares of Company stock.

The Company owns EntXpress as a subsidiary. The Share Exchange Agreement and the transactions contemplated there under (the “Exchange”) were approved by the Company’s three member board of directors, two of which are also shareholders of EntXpress. Under the terms of the Share Exchange Agreement, effective as of the closing, Joseph Merhi resigned as the Company’s Chief Executive Officer; Elie Samaha resigned as the Company’s President; and Steve Davis resigned as the Company’s Corporate Secretary; and Garrett Cecchini was appointed as

PUBLIC MEDIA WORKS, INC.

NOTES TO FINANCIAL STATEMENTS

the Company’s Chief Executive Officer and Corporate Secretary and as a director; Larry Gitlin was appointed as the Company’s President and Chief Operating Officer; and Mark Smith was appointed as the Company’s Chief Financial Officer. On May 5, 2010, Mr. Gitlin resigned as President and Mr. Cecchini was appointed as President.

On April 20, 2010, the Board of Directors approved the issuance of 20,000 shares of Company common stock to each of five individuals in exchange for their services to the Company. The individuals are Joseph Merhi, our former Chief Executive Officer and a director; Elie Samaha, our former President; Edward Frumkes, a director; Al Hayes, our former Chief Operating Officer; and Corbin Bernsen, the President of our Public Film Works division.

On April 23, 2010, the Company issued 150,000 shares to an investor relations consulting firm in exchange for services to be provided by the firm.

On April 29, 2010, the Board of Directors approved the issuance of 400,000 options to George Mainas under the Company’s 2007 Equity Incentive Plan. The options are immediately vested, have an exercise price of $1.10 per share; provide for cashless exercise; and expire 24 months after the date of grant.

On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Modification and Security Agreement dated August 14, 2009 (the “Loan Agreement”) pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of Borrower’s common stock at the election of Secured Party at any time upon written notice to Borrower at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of Borrower’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Borrower’s common stock (as quoted on Borrower’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date.

Subsequent to the end of the year, and in connection with the Exchange Agreement with EntertainmentXpress we initiated a private placement of securities consisting of a convertible note with warrant (the “Convertible Note”). Pursuant to the terms of the Convertible Note, purchasers are entitled to one share of Company common stock for each $1.00 purchased and one warrant to purchase one share of Company common stock on or before one year from the conversion date. The conversion date is five days after the note purchase date. The warrant exercise price is $1.25 per share. Following conversion of the Convertible Note, if the trading price of the Company’s shares is equal to or greater than $2.25 for seven (7) or more consecutive days of trading, the Company shall have thirty (30) days within which to “call” the Warrants. In the event of a Warrant call, the holder shall have ten (10) days from the date of the call to either exercise such holder’s Warrants or the Warrants will expire. The shares issued upon conversion of the Convertible Notes have piggyback registration rights. As of the date of this report the Company has issued $133,000 in Convertible Notes due to convert on May 10, 2010.

Effective May 6, 2010, the Company entered into a new sublease for 3,040 square feet of office space located at 2330 Marinship Way, Suite #300, Sausalito, California 94965. The term of the sublease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448. The office space is in good condition.

ENTERTAINMENTXPRESS, INC.

A development stage company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

EntertainmentXpress, Inc.

We have audited the accompanying balance sheet of EntertainmentXpress, Inc. (the “Company”), formerly Digital Flow Media, Inc., a development stage company, as of February 28, 2010, and the related statement of operations, stockholders’ equity and cash flows for the period December 9, 2009 (Inception) through to February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EntertainmentXpress, Inc. as of February 28, 2010, and the results of its operations and its cash flows for the period December 9, 2009 (Inception) through to February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from operations and a deficit accumulated during the development stage of $138,870 as of February 28, 2010. As discussed in Note 2 to the financial statements, a significant amount of additional capital will be necessary to advance operations to the point at which the Company is profitable. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California

May 10, 2010

ENTERTAINMENTXPRESS, INC.

A development stage company

BALANCE SHEET

FEBRUARY 28, 2010

2010
Assets
Current assets:
Cash	$88,378
Prepaid expenses	8,600
Other current assets	4,100

Total current assets	101,078
Equipment, net	13,786

Total assets	$114,864

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$73,273
Due to stockholder	2,600
Other current liabilities	387

Total current liabilities	76,260

Stockholders’ Equity
Common stock no par value, 20,000,000 shares authorized 10,150,000 issued and outstanding
Additional paid-in capital	5,945
Common stock subscription receivable	(3,050)
Preferred stock no par value, 10,000,000 shares authorized 5,859,645 issued and outstanding	184,579
Preferred stock subscription receivable	(10,000)
Accumulated deficit	(138,870)

Total stockholders’ equity	38,604

Total liabilities and stockholders’ equity	$114,864

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENTXPRESS, INC.

A development stage company

STATEMENTS OF OPERATIONS

For the period from December 9, 2009 (Inception) through to February 28, 2010

2010
Revenues	$—

Direct operating expenses	9,949

Loss from operations	(9,949)
Expenses:
General administrative expenses	26,948
Consultants	19,445
Depreciation expenses	234
Lease expense	4,100
Professional fees	78,194

Total expenses	128,921
Loss before income taxes	(138,870)
Provision for income taxes	—

Net loss	$(138,870)

Net loss per common share – basic and diluted	$(0.01)

Weighted average number of shares outstanding – basic and diluted	10,025,000

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENTXPRESS, INC.

A development stage company

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period from December 9, 2009 (Inception) through February 28, 2009

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance - December 9, 2010	—	$—	—	$—	$—	$—	$—
Common stock issued for $0.0005 per share		—	10,000,000	$—	5,000	—	5,000
Common stock issued for services rendered		—	150,000	—	945	—	945
Common stock subscription receivable		—	—	—	(3,050)	—	(3,050)
Preferred stock issued for $0.0315 per share	5,859,645	—	—	—	184,579	—	184,579
Preferred stock receivable				—	(10,000)		(10,000)
Net loss		—		—		(138,870)	(138,870)

Balance - February 28, 2010	5,859,645	$—	10,150,000	$—	$177,474	$(138,870)	$38,604

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENTXPRESS, INC.

A development stage company

STATEMENTS OF CASH FLOWS

For the period from December 9, 2009 (Inception) through to February 28, 2010

2010
Cash flows from operating activities:
Net loss	$(138,870)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	234

Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(7,313)
Increase in accounts payable and accrued expenses	73,273
Related party advances and due to related parties to finance operations	(2,400)

Net cash used by operating activities:	(75,076)

Cash flows used by investing activities:
Purchase of equipment	(14,020)

Net cash used by investing activities:	(14,020)

Cash flows from financing activities:
Proceeds from sale of common stock	5,000
Common stock issued for services	945
Proceeds from sale of preferred stock	184,579
Common stock subscription receivable	(3,050)
Preferred stock subscription receivable	(10,000)

Net cash provided by financing activities:	177,474

Net increase in cash	88,378

Cash – December 9, 2009	—

Cash – February 28, 2010	88,378

Supplemental disclosure of non-cash investing and financing activities:

Settlement of advisory fees through issuance of common stock	$945

The accompanying notes are an integral part of these financial statements.

ENTERTAINMENTXPRESS, INC.

A development stage company

NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

History of the Company

EntertainmentXpress, Inc. (“We” or the “Company”) was incorporated as a California corporation on December 10, 2009, under the name Digital Flow Media, Inc. and on January 18, 2010 we renamed the Company EntertainmentXpress. The Company is in its development stage with no established operations. In 2010, it intends to launch commercial activity as an operator of automated kiosk machines that vend digital video disks.

Nature of Business

We plan to offer self-service DVD and video game through kiosks where consumers can rent or purchase our products. We primarily plan to install our kiosks at leading grocery stores and restaurants. Our kiosks supply the functionality of a traditional video rental store. Consumers use a touch screen to select a product, swipe a valid credit or debit card, and receive their DVD or video game. The process is designed to be fast, efficient and fully automated with no membership fees.

Typically, the rental price is a flat fee plus tax for one night and if the consumer chooses to keep the product for additional nights, the consumer is charged for each additional night. We plan to generate revenue primarily through fees charged to rent or purchase a DVD or video game. We may pay retailers a percentage of our revenue. We will obtain our inventory of DVD and video game titles through wholesale distributors and third-party retailers.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105-10, formerly Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, which became the single source of authoritative GAAP recognized by the FASB. ASC 105-10 does not change current U.S. GAAP, but on the effective date, the FASB ASC superseded all then existing non-SEC accounting and reporting standards. The ASC is effective for interim and annual reporting periods ending after September 15, 2009.

The Company adopted ASC 105-10 during the year ended February 28, 2010 and revised its referencing of GAAP accounting standards in these financial statements to reflect the new standards.

Use of Estimates

Financial statements prepared in accordance with accounting principles generally accepted in the United States require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among other things, management has estimated the useful lives of equipment and accounts payable and accrued expenses. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. At February 28, 2010, the Company had no cash equivalents.

ENTERTAINMENTXPRESS, INC.

A development stage company

NOTES TO FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies (Continued)

Equipment, Net

Equipment is stated at cost. Depreciation and amortization is computed using the straight-line method.

Loss per Share

Basic loss per share is computed by dividing loss to common stockholders by the weighted average number of common shares outstanding (including shares reserved for issuance) during the period. Diluted loss per share includes potentially dilutive securities such as outstanding options, warrants using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company had no outstanding options or warrants as at February 28, 2010.

Recent Accounting Pronouncements

Accounting standards promulgated by the FASB change periodically. Changes in such standards may have an impact on the Company’s future financial statements. The following are a summary of recent accounting developments.

In May 2009, the FASB issued additional guidance related to ASC 855, Subsequent Events. ASC 855 establishes that management must evaluate, as of each reporting period, events or transactions that occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date through the date that the financial statements are issued or available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events. The Company adopted ASC 855 during the year ended February 28, 2010. The required disclosures are included in Note 9, “Subsequent Events”.

In April 2009, the FASB issued additional guidance related to ASC 820, Fair Value Measurements and Disclosures. ASC 820 provisions define fair value, establish a framework for measuring fair value and expand disclosure requirements. The new guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. The Company adopted the new guidance for the year ended February 28, 2010 with no resulting impact on the Company’s financial statements.

3. Going Concern and Liquidity Matters

The Company has sustained operating losses for the period from December 9, 2009 (Inception) through February 28, 2010. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company plans to merge with Public Media Works, Inc. and to raise additional capital to develop the operations of the combined company by continuing to develop revenue opportunities that coincide with continuing management’ expertise and of the combined entity. For further developments related to the reverse merger / recapitalization with Public Media Works, Inc. Please see note 9. subsequent events.

4. Net Loss per Common Share – Basic and Diluted

Basic net loss per common share is computed based on the weighted average number of shares outstanding for the period. As at February 28, 2010, the Company had only common shares outstanding and no stock options or other share equivalents convertible into common stock.

ENTERTAINMENTXPRESS, INC.

A development stage company

NOTES TO FINANCIAL STATEMENTS

5. Equipment

Equipment consisted of the following as at February 28, 2010.

2010
Kiosks Equipment	$14,020
Less: accumulated depreciation	(234)

$13,786

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the period ended February 28, 2010 since inception amounted to $239.

6. Office Lease

In February 2010, the Company entered into a 3 month lease for office space in Larkspur, California. The monthly rent is $4,100 per month. Under the terms of the lease the Company has the option to renew the lease for additional three month terms or convert to a month to month basis at $8,200 per month.

7. Income Taxes

The Company is primarily subject to U.S. federal and state income tax. As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109), the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there were no unrecognized tax benefits as of February 28, 2009.

Future changes in the unrecognized tax benefit are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change within the next twelve months. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of February 28, 2010.

8. Common and Preferred Stock

On December 10 the Company issued 10,000,000 common shares to certain officers, directors and advisors at $0.0005 per share.

On January 22, 2010 the Company authorized the issuance of up to 6,666,667 shares of Series A Preferred stock at a price of $0.0315 per share. As at February 28, 2010 the Company had issued 5,859,645 Series A Preferred shares for aggregate proceeds of $184,579.

On January 23, 2010 the Company issued 25,000 common shares to a director at $0.0005 per share.

On February 19, 2010 the Company issued 125,000 common shares to a director and an advisor at $0.0005 per share.

9. Subsequent Events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 10, 2010, the date the financial statements were issued.

During the period from March 1, 2010 through April 23, 2010 the Company issued 1,111,110 Series A Preferred shares for aggregate proceeds of $35,000. On April 18, 2010 the Company authorized the overallotment of its Series A Preferred offering to $220,000.

ENTERTAINMENTXPRESS, INC.

A development stage company

NOTES TO FINANCIAL STATEMENTS

9. Subsequent Events (Continued)

On March 12, 2010, the Company entered into a non-binding Letter of Intent with Public Media Works, Inc., to negotiate a definitive agreement for the Public Media Work’s acquisition of the Company. On March 24, 2010, as amended and restated on April 23, 2010, the Company entered into a Share Exchange agreement to be acquired by Public Media Works. The Amended and Restated Share Exchange agreement provides that Public Media Works shall acquire the Company by exchanging one share of Public Media Works common stock for each share of Company common stock in amount not to exceed 14,500,000 shares inclusive of the conversion of the Company’s Series A Preferred shares to Company common shares on a one for one basis. The closing of the acquisition is contingent upon less than 90% of the Company’s shareholders tendering their stock.

On March 15, 2010, the Company entered into a consulting services agreement between Securities Compliance, Inc. (“SCI”), a company controlled by Mark Smith, who was appointed Chief Financial Officer of the Company on April 18, 2010. Under the terms of the agreement, for the services of Mr. Smith, SCI would be paid $5,000 per month through the earlier of; a) the Company raising a minimum of $750,000 in debt or equity funding in which event SCI would be paid $8,000 per month, or b) the Company raising a minimum of $1,000,000 in debt or equity funding in which event SCI would be paid $10,000 per month, or c) July 1, 2010 at which time SCI would be paid $10,000 per month, or d) at such time as there is a paid officer of the company receiving $10,000 or more per month SCI would be paid an amount equal to the lesser of 90% of the Company’s highest paid officer (but not less than $10,000 per month) or $15,000 per month. In addition Mr. Smith was granted 750,000 shares of the Company’s common stock at $0.0063 subject to certain vesting conditions.

During March 2010, the Company and certain of its officers and shareholders entered into an agreement with Raging River, a Washington corporation in the Kiosks rental business, pursuant to which the Company and its officers and shareholders whom collectively were a party to a mutual non-disclosure and non-circumvention agreements which may have prevented them from operating in the Kiosks rental business, were released from those agreements.

On April 18, 2010, the Company terminated its Chief Financial Officer and two of its consultants and concurrently exercised its right to repurchase common stock issued to them at $0.0005 per share. As a result the Company repurchased 5,000,000 shares of its common stock.

On April 18, 2010, the Company authorized the issuance of incentive stock to certain consultants of the Company at a deemed value of $0.0063 per shares in an aggregate amount of 965,000 shares. The shares are subject to certain vesting conditions.

On April 18, 2010, as amended May 4, 2010, the Company authorized the issuance of up to $1,500,000 in notes convertible into shares of the Company at $1.00 per share each with a warrant attached to purchase an additional share at $1.25 for a period of one year. The notes automatically convert subsequent to the close of an acquisition of the Company by Public Media Works on or before June 15, 2010 or become senior secured debt if the acquisition is not closed by that time. The Company can exercise a call on the warrants if the common stock of Public Media Works trades for a minimum price of $2.25 for a period of 7 consecutive days.

As of May 4, 2010, the $13,050 in subscriptions receivable accrued as of February 28, 2010 has been collected.

As of May 4, 2010, the $2,600 in due to stockholders has been repaid.