Form 10-Q
period 2010-05-31
PUBLIC MEDIA WORKS INC
filed 2010-07-20
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2330 Marinship Way, Ste. #301

Sausalito, CA 94965

(Address of principal executive offices)

(415) 729-8000

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

On July 12, 2010, the registrant had outstanding 16,274,695 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.

Form 10-Q

For the Quarter Ended May 31, 2010

PART I

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Balance Sheets

	May 31, 2010 (Unaudited)	February 28, 2010
Assets
Current assets:
Cash	$15,674	$44
Inventory	10,635	—
Prepaid expenses	608,618	—

Total current assets	634,927	44
Equipment, net	47,944	—
Other assets	8,275	—

Total assets	$691,146	$44

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$311,127	$47,260
Due to stockholders	35,221	29,074
Note payable and accrued expenses	54,487	10,667
Accrued interest on notes payable to stockholders and a related party	404,549	385,300
Notes payable to stockholders	449,222	449,222
Notes payable to a related party	201,274	201,274

Total current liabilities	1,455,880	1,122,797

Stockholders’ deficit
Common stock $0.0001 par value, 100,000,000 shares authorized 17,590,195 and 10,136,098 issued and outstanding as of May 31, 2010 and February 28, 2010, respectively. (1)	1,759	2,042
Additional paid-in capital (1)	5,713,854	4,034,744
Accumulated deficit	(6,480,347)	(5,159,539)

Total stockholders’ deficit	(764,734)	(1,122,753)

Total liabilities and stockholders’ deficit	$691,146	$44

(1)	The February 28, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Operations - (Unaudited)

	Three months ended May 31,
	2010	2009
Revenue:	$—	$50,000

Expenses:
General and administrative expenses	1,257,908	2,182
Professional fees	85,142	9,340

Operating expenses	1,343,050	11,522

Operating (loss) profit	(1,343,050)	38,478

Other expenses:
Interest expense	(185,983)	(14,383)
Loss on conversion of debt to equity	(46,550)
Depreciation expense	(1,305)	—

Total other expenses	(233,838)	(14,383)

(Loss) Income before income taxes	(1,576,888)	24,095

Provision for income taxes	—	—

Net (loss) income	$(1,576,888)	$24,095

Net (loss) income per common share - basic and diluted	$(0.18)	$0.00

Weighted average number of shares outstanding - basic and diluted (2)	8,945,616	10,136,098

(2)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended May 31, 2010	Three months ended May 31, 2009
OPERATING ACTIVITIES:
Net (loss) income	$(1,576,888)	$24,095
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation	1,305	—
Interest expense on conversion of debt to equity	166,079	—
Share based compensation	873,692	—
Loss on conversion of debt to equity	46,550
Changes in operating assets and liabilities:		—
Prepaid expenses	(23,002)	—
Inventory	(10,635)	—
Other assets	(8,275)	—
Accounts payable and accrued expenses and accrued interest	333,082	(11,310)

Net cash used in operating activities	(198,092)	12,785

INVESTING ACTIVITIES:
Purchase of equipment	(49,249)	—

Net cash used in investing activities	(49,249)	—

FINANCING ACTIVITIES:
Issuance of common stock	400,894	—
Payment on note payable to related party	(137,923)	(2,340)

Net cash provided by (used in) financing activities	262,971	(2,340)

Net increase in cash	15,630	10,445
Cash - beginning of period	44	1,212

Cash - end of period	$15,674	$11,657

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$1,171	$—
Conversion of accounts payable to convertible promissory note	$25,000	$—
Cancellation of common shares	$338	$—
Common stock issued to investor relations	$898,500	$—
Common stock issued to directors and advisors	$125,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2010

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information required by GAAP for complete annual financial statement presentation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. Operating results for the three months ended May 31, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the year ending February 28, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Public Media Works, Inc. (the “Company”) Annual Report on Form 10-K as of and for the year ended February 28, 2010, as filed with the Securities Exchange Commission.

Reverse Merger Accounting

On March 24, 2010, the Company entered into a share exchange agreement with EntertainmentXpress, Inc., a California corporation (“EntXpress”) and certain shareholders of EntXpress (the “EntXpress Sellers”) which own more than 50% of the outstanding stock of EntXpress. On April 23, 2010, the Company, EntXpress Sellers holding 100% of the outstanding stock of Entertainment Xpress entered into an amended and restated share exchange agreement (the “Share Exchange Agreement”). The closing under the Share Exchange Agreement occurred on May 4, 2010. Under the terms of the Share Exchange Agreement, the Company acquired EntExpress by obtaining 100% of its outstanding stock and in exchange, the Company issued to EntExpress Sellers, 13,685,755 shares of the Company’s stock.

The accompanying consolidated financial statements include the accounts of Public Media Works, Inc. and its wholly-owned subsidiary, EntertainmentXpress, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern and Liquidity Matters

The accompanying condensed consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The condensed consolidated financial statements do not include any adjustment that might be necessary should we be unable to continue as a going concern. Management’s plans include raising additional capital and securing contracts to place DVD Kiosk machines in various retail outlets to generate cash flows and revenues for the Company. In addition, Company management will continue to review the development of its film and entertainment business. As further described in Note 9, Subsequent Events, the Company will also consider acquisitions or mergers with similar businesses.

Inventory

Inventory is comprised of DVDs held for rental and purchased items ready for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product is specified by the customer or is uncertain, revenue is deferred until all acceptance criteria have been met. The Company has no reportable revenues during the current quarter.

Net Income (Loss) per Common Share – Basic and Diluted

Net income (loss) per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of May 31, 2010, the Company had 168,000 warrants and as of May 31, 2010 and 2009, the Company had 1,000,000 and 600,000 stock options, respectively, that were not included in the net income (loss) per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net income (loss) to determine net income (loss) available to common stockholders. As such, basic and diluted net income (loss) per common share equals net income (loss), as reported, divided by the weighted average common shares outstanding for the respective periods.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance that amends earlier guidance addressing the accounting for contractual arrangements in which an entity provides multiple products or services (deliverables) to a customer. The amendments address the unit of accounting for arrangements involving multiple deliverables and how arrangement consideration should be allocated to the separate units of accounting, when applicable, by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific nor third-party evidence is available. The amendments also require that arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends earlier guidance for revenue arrangements that include both tangible products and software elements. Tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of guidance for recognizing revenue from the sale of software, but would be accounted for in accordance with other authoritative guidance. The guidance is effective for fiscal years beginning on or after June 15, 2010, with earlier application permitted. We are currently evaluating the effects that the guidance may have on our condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

3. Equipment

Equipment consisted of the following as of May 31, 2010.

2010
Kiosk equipment	$49,249
Less: accumulated depreciation	(1,305)

$47,944

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the three months ended May 31, 2010 amounted to $1,305.

4. Line of Credit and Notes Payable to Stockholders and Other Obligations

The Company has a due to shareholders as of May 31, 2010 and May 31, 2009, that is for $35,221 and $29,074. The balance consists of expenses and obligations owed to officers and shareholders of the Company for their part in continuing operations. The majority of the expenses in this balance has been incurred during the three months ended May 31, 2010. Included in the due to shareholder balance is a short term note with George Mainas dated May 17, 2010 for $4,147, the note accrues no interest and is payable upon demand.

The Company has a note payable and accrued expenses for $54,739 as of May 31, 2010 (As of May 31, 2009 - $10,667). The May 31, 2010, balance consists of $10,919 for settlement of past due rent and a note to the Company’s legal counsel and shareholder Mr. Steve Davis in the amount of $25,129 including accrued interest and $18,820 owed to Imperial Credit. The promissory note to Mr. Steve Davis bears interest at 7% per annum. The maturity date under the promissory note is June 30, 2013 (the “Maturity Date”), all principal and accrued interest under the promissory note may be converted into shares of Company common stock at the election of the holder at any time upon written notice to the Company at a price of $4.00 per share, and all principal and accrued interest under the promissory note shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock shall exceed $4.00 per share at any time prior to the Maturity Date.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement (the “Loan Agreement”) with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations, which repayment date was subsequently extended to February 28, 2010. On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Agreement pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of the Company’s common stock at the election of Secured Party at any time upon written notice to the Company at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of the Company’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock (as quoted on the Company’s ‘s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date. The balances on the balance sheet that relate to this Loan Agreement are the notes payable to stockholders, notes payable to a related party and includes accrued interest which is further described below.

On August 19, 2004, the Company obtained $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by George Mainas, a stockholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. The interest has accrued and remains unpaid. As of May 31, 2010 and February 28, 2010, the notes payable to a related party balance recorded on the condensed consolidated balance sheet amounted to $201,274. As of May 31, 2010, the balance outstanding including principal and interest was $346,301.

On August 30, 2000, the Company and George Mainas, a member of the Board of Directors of the Company and a stockholder, entered into a promissory note bearing interest at 8% per annum. As of May 31, 2010 the Company had an outstanding balance of $708,744 under the promissory note, including accrued interest. This balance also includes the note payable for the principal amount of $42,000 the balance of the accrued interest owed to George Mainas with principal is included in the $708,744.

5. Common Stock

On April 23, 2010, the Company issued 150,000 shares to Bespoke Growth Partners an investor relations consulting firm in exchange for services to be provided by the firm. The Company recorded $148,500 in compensation expense in the three months ended May 31, 2010, as the agreement has been terminated.

On May 4, 2010, as the result of completing the acquisition of Entertainment Express, Inc. (“EntertainmentXpress”), the Company issued 13,685,755 shares of common stock as defined in that certain Amended and Restated Exchange Agreement, dated as of April 23, 2010 by and among the Company and EntertainmentXpress with a stated exchange ratio of one Company share for every one EntertainmentXpress share, pursuant to the terms and conditions set forth in the agreement.

On May 4, 2010, and concurrently with executing the acquisition of Entertainment Express, the Company executed a debt conversion agreement with an accredited investor for cash of $133,000, which was converted into 133,000 shares of the Company’s common stock priced at $1.00 per share, which was converted on the same day into common stock. The debt agreement also provided the accredited investor for each common share received upon conversion, a warrant to purchase an additional share of the Company’s common stock at $1.25 within 1 year, unless called sooner. The Company has the right to call the warrants if the Company’s trading price is at least $2.25 for 7 days or more. If called, the warrants must be exercised within the 10 days or they will expire. As of May 31, 2010, the accredited investor held 133,000 warrants related to the debt conversion agreement. The Company recorded interest expense related to the issuance of these warrants in the amount of $166,079. The Company recorded a loss on the conversion of debt of approximately $46,550.

On May 6, 2010, the Company issued 100,000 shares to Company directors and advisors for services rendered as follows: 20,000 shares to Joseph Merhi; 20,000 shares to Al Hayes; 20,000 shares to Edward Frumkes; 20,000 shares to Corbin Bernsen; and 20,000 shares to Elie Samaha. The Company recorded $125,000 in compensation expense in the three months ended May 31, 2010 as the grants were for past services and vested immediately to the holder.

On May 6, 2010, the Company issued 600,000 shares to the Capital Communications Group pursuant to an investor relations consulting agreement dated March 12, 2010. The Company recorded $164,384 in compensation expense in the three months ended May 31, 2010 and the remaining expense of $585,616 will be amortized over the remaining year of the contract.

On May 6, 2010, after completion of the EntertainmentXpress acquisition, the Company cancelled 3,376,984 outstanding shares of common stock as follows: 1,100,000 shares issued to Geoffrey Mulligan & Penny Wright Mulligan; 350,000 shares issued to Interven Capital; 175,000 shares issued to Janice Bittaglia; 1,526,984 shares issued to Larry Gitlin; and 225,000 shares issued to Mark Smith. The outstanding shares of common stock were cancelled pursuant to contractual agreements between the individuals and the Company.

On May 25, 2010, the Company executed a common stock and warrant agreement with an accredited investor for $35,000 in cash. The accredited investor received 35,000 common stock and 35,000 warrants to purchase an additional share of the Company at $1.25 within 1 year. As of May 31, 2010, the accredited investor held 35,000 warrants related to the debt conversion agreement.

On May 26, 2010, the Company then re-issued common shares as follows: 126,984 shares to Larry Gitlin and 250,000 shares to Interven Capital.

6. Share Based Compensation

The Company’s 2007 Equity Incentive Plan (the “Plan”), which is not yet stockholder-approved, permits the grant of share options and shares to its employees and affiliates for up to one million shares of common stock. The Company believes that such awards better align the interests of its employees and affiliates with those of its stockholders. Option awards are generally granted with an exercise price that approximates the market price of the Company’s stock at the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended May 31, 2010	Three months ended May 31, 2009
Expected volatility	518.19%	314.73%
Expected dividends	0%	0%
Expected terms (in years)	2.5	3.5
Risk-free rate	0.94%	1.42%
Forfeiture rate	0%	0%

A summary of option activity as of May 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	600,000	0.21	2.09	0.21

Granted	400,000	1.10	3.92	1.10
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at May 31, 2010	1,000,000	0.53	2.41	0.53

Exercisable at May 31, 2010	1,000,000	$0.53	2.41	$0.53

There were no options exercised during the three months ended May 31, 2010 or 2009. There is no unvested compensation as of May 31, 2010. On April 29, 2010, the Company issued 400,000 stock options to one of its major stockholders at an exercise price of $1.10 the stock options vest immediately on the date of grant and the Company has recorded an expense of $435,808 in the current quarter within general and administrative expenses.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because the Black-Scholes valuation model incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of warrants granted is derived from estimates and represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended May 31, 2010
Expected volatility	656.44%
Expected dividends	0%
Expected terms (in years)	1.00
Risk-free rate	0.34%
Forfeiture rate	0%

A summary of warrant activity as of May 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	—	—	—	—

Granted	168,000	1.25	1.00	1.25
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at May 31, 2010	168,000	$1.25	1.00	$1.25

Exercisable at May 31, 2010	168,000	$1.25	1.00	$1.25

7. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of May 31, 2010 and May 31, 2009, the Company had no accruals for interest or penalties related to income tax matters.

8. Commitments and Contingencies

The Company entered into an agreement with Imperial Credit Corp. in which it financed the Company’s Directors and Officers insurance payable in the amount of $18,820. The obligation is repayable in monthly installments of $2,173 over 9 months.

Effective May 6, 2010, the Company entered into a new lease for 3,040 square feet of office space located at 2330 Marinship Way, #300, Sausilito, California 94965. The term of the lease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448.

9. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 19, 2010, the date the condensed consolidated financial statements were available to be issued.

On May 17, 2010, Richard Waxman and Imran Sayeed, two former employees of EntertainmentXpress, filed a lawsuit in the Superior Court of California, County of San Francisco, against the Company, EntertainmentXpress, Garrett Cecchini and George Mainas. The complaint relates to the previous employment of the plaintiffs with EntertainmentXpress. The Company, EntertainmentXpress and Garrett Cecchini entered into a settlement agreement dated July 15, 2010 with Richard Waxman and Imran Sayeed pursuant to which they have agreed to dismiss the complaint against the Company, EntertainmentXpress and Garrett Cecchini in consideration for the Company’s issuance of 300,000 shares of Company common stock and the payment of $65,000 by August 15, 2010 and $65,000 by September 15, 2010. The Company did not recognize an accrual in the condensed consolidated financial statements as of May 31, 2010 since the amount of the loss was not known at that time and the event did not transpire until after May 31, 2010.

From June 7, 2010 and through July 2, 1010, the Company sold 52,500 shares of common stock at $1.00 per share to four accredited investors.

On June 10, 2010, the Company cancelled 1,050,000 shares held by three accredited investors.

On June 29, 2010, the Company signed a letter of intent to acquire Canadian-based Mediamatic Ventures, Inc. (dba Videomatic Canada). Videomatic Canada owns Kiosks that operate in western Canada. The completion of the merger is subject to the negotiation and execution of a definitive merger agreement and the completion of the audits of Videomatic Canada.

On July 9, 2010, the Company entered into a collaboration agreement with 3D Mediacast, Inc. (“3DMC”) whereby 3DMC will supply “glass-less” 3D monitor screens to the Company for installation on the Company’s Kiosks and other locations that allow for stand-alone digital signage. The agreement allows for net advertising revenues generated by the 3D screens to be split based upon a predetermined percentage. In addition, the agreement allows for 3DMC to purchase up to $3,000,000 worth of shares of company common stock at $.50 per share based upon 3DMC’s ability to place and generate revenues from its screens.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with its condensed consolidated financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as its plans, objectives, expectations and intentions. Its actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

Overview

The Company’s wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), is engaged in the business of offering self-service, Kiosks which deliver DVD movies and other content to consumers.

Public Media Works, Inc. has historically been engaged in the development, production, marketing and distribution of film, music and television entertainment titles. The Company has several film and television projects which are currently in various stages of development. The Company also seeks out raw content in the form of film concepts, trailers, scripts, treatments, music and book proposals to acquire or license for further development and distribution.

In order to maintain clarity in this report, references to the business of the Company’s subsidiary EntertainmentXpress will be indicated as “EntertainmentXpress”; and references to the “Company,” “we,” “us” or “our” refer to the combined businesses of Public Media Works, Inc. and EntertainmentXpress after May 4, 2010.

EntertainmentXpress Acquisition and Business

The Company completed its share exchange of EntertainmentXpress on May 4, 2010. The Company owns 100% of the outstanding shares of EntertainmentXpress, which operates as a subsidiary of the Company. EntertainmentXpress plans to deploy self-service Kiosks which deliver DVD movies and other content to consumers. The Kiosks will provide consumers the ability to rent and purchase DVD movies, video games and other products. The Company plans to locate the Kiosks in quick-serve food locations, grocery stores and other high-traffic, public venues.

The Company’s DVD Kiosks are portable and have the ability to condense a 700 square foot traditional video store into a 7 square foot space capable of holding and dispensing up to 1,000 DVDs. The Kiosks are intended to operate as individual self-help, free standing DVD stores in a box. Additionally, the Kiosks are designed to be able to offer any other digital products in addition to DVDs.

The two largest industry leaders in this space, Redbox and NCR Corporation, focus on what is essentially an unchanged “soda-can” delivery dispenser developed several years ago. Since the introduction of the Redbox and NCR kiosk operations, new delivery technologies have come into place. The Company intends to deploy these new delivery technologies in all of its Kiosks.

Additionally, consumer awareness has increased over the last several years of the availability of DVDs and games which are immediately accessible in Kiosks at many high-volume traffic locations. Many of the traditional brick and mortar based chains which consumers used to visit to rent DVDs have either disappeared or are predicted to disappear in the near future. The Company believes it is well positioned to be the direct beneficiary of the shift from traditional retail stores to Kiosks, and believes the use of new cutting edge delivery technology will appeal to consumers. The Company believes it is also well positioned to take advantage of the public acceptance of kiosk DVD rentals in the market place.

The newness of the Kiosk platform technology which the Company is employing should enable the Company to be opportunistic and take advantage of technologies that did not exist as recently as eighteen months ago. For example, in the future, when the physical dispensing of DVDs is augmented by over the air streaming or downloading of movies and other content as many industry experts predict, the Company’s Kiosks will be designed to provide for the non-physical delivery of content.

The Company anticipates that each of its Kiosks will contain an integrated 3D LCD display monitor. These monitors will be provided by 3D Mediacast, Inc. pursuant to the Company’s Collaboration Agreement with 3D Mediacast. The unique technology offered by 3D Mediacast allows a viewer to experience 3D without the need to wear 3D glasses. In our agreement with 3D Mediacast, the companies will also work together to place 3D LCD display screens in other suitable locations in order to create unique advertising experiences for the consumer. The deployment of these 3D screens is expected to provide the Company with an additional revenue source. The Collaboration Agreement provides that the 3D LCD screen technology offered by 3D Mediacast will be exclusive to the Company as it relates to Kiosks.

The Company currently has agreements with both PizzaHut® and Popeye’s® franchisees to test its Kiosks in high volume locations. If successful, the Company believes that it may be able to access other of PizzaHut’s approximately 6,500 U.S. locations, and Popeye’s approximately 2,000 locations. In addition to aggressively seeking out new business partners, the Company continues discussions with several national retail outlets for the exclusive placement of Kiosks.

The Company has also entered into a Letter of Intent to acquire Cochrane, Alberta, Canada-based Mediamatic Ventures, Inc. (dba VideomaticCanada). The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the completion of the audit of VideomaticCanada. The Company cannot provide any assurances that such an acquisition will be completed, or if completed, the timing of such completion.

The Company also entered into an Investor Relations Consulting Agreement dated March 12, 2010 with Capital Group Communications for the provision of investor relations services for the Company. The investor relations agreement is for a term of eighteen (18) months (unless earlier terminated) and provided for the Company’s issuance of 600,000 shares of restricted common stock in compensation for the term.

Certain Management Changes During the First Quarter

The Company underwent certain changes of management during the first quarter in connection with its acquisition of EntertainmentXpress and entry into the kiosk business. On March 9, 2010, Cyle Wehba resigned from the Board of Directors of the Company. On May 13, 2010, Larry Gitlin resigned as the Chief Operating Officer of the Company. On May 17, 2010, Bill Zabit was appointed as the President of the Company, and Garrett Cecchini resigned as the President of the Company in connection with the appointment of Mr. Zabit. On May 17, 2010, Mark Smith was removed as the Chief Financial Officer of the Company and Greg Sutyak was appointed as the Chief Financial Officer of the Company. On May 26, 2010, Martin W. Greenwald was appointed to the Board of Directors of the Company.

Going Concern and Liquidity Matters

The accompanying condensed consolidated financial statements of the Company have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s report for 2010 and 2009 in our Form 10K filed with the SEC on May 10, 2010 state that our significant net losses, negative cash flows from operations and accumulated deficit through February 28, 2010 create substantial doubt as to the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The condensed consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Plan of Operations

The Company has been restructured and is in its start-up phase of operation and generated no ($0) revenues during the three months ended May 31, 2010. The Company, under its previous structure generated $50,000 in revenues during the three months ended May 31, 2009. The Company’s revenues during the three month period ended May 31, 2009 were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment.

For the three months ended May 31, 2010, the Company’s operating loss amounted to $1,576,888, compared to an operating income of $24,095 for the three months ended May 31, 2009. The increase in the operating loss resulted from the increase in interest expense general and administrative expenses and professional fees expenses generated during the three month, which was primarily due to a Company restructuring during the first quarter of May 31, 2010.

The Company has reported a cumulative deficit of $6,480,347 from its inception on March 3, 2000 through May 31, 2010.

Liquidity and Capital Resources

At May 31, 2010, our total and current assets were $691,146 and $634,927, respectively. Current liabilities were $1,455,880. Our stockholders’ deficit at May 31, 2010 was $764,734, compared to stockholders’ deficit at February 28, 2009 of $1,122,753.

As of May 31, 2010, the Company had a cash balance of $15,674. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also raise capital from third parties to fund specific television, film and other projects.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties.

Commitments

Please see Item 1 Notes to Unaudited Condensed Consolidated Financial Statements, Footnotes, 4, 83 and 9 for a summary of the Company’s obligations and commitments.

Company Interest in Limited Liability Companies For Projects

The Company also owns a right to receive royalty payments in the amount of 12.5% of any future distributions from the DOD, LLC and 10% of any future distributions from Dead Air, LLC. DOD, LLC owns and develops the film “Donna On Demand” and Dead Air, LLC owns and develops the film “Dead Air”. As of the date of this report, the Company has not received any royalty payments from these projects, and there can be no assurance that the Company will receive any royalty payments from these projects in the future.

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during each reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to income taxes, long lived asset valuation, and stock based compensation. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recent Accounting Pronouncements

Please see Item 1 Notes to Unaudited Condensed Consolidated Financial Statements, Footnote 2, Summary of Significant Accounting Policies for management’s discussion.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer who is also our acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer has concluded that, as of May 31, 2010, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer who is also acting as our principal financial officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

•

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, valuation of share based payments, consolidation of various entities, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, share based payments, consolidation of various entities, and other equity transactions.

Our plan to remediate those material weaknesses remaining as of May 31, 2010 is as follows:

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

CHANGES IN CONTROLS AND PROCEDURES

As required by Rule 13-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer (principal financial officer), also evaluated whether any changes have occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control.

As reported above, on May 4, 2010 we completed the acquisition of EntertainmentXpress under the terms of the Amended and Restated Exchange Agreement. This acquisition has materially impacted our internal controls over financial reporting. In connection with the Exchange Agreement we have acquired a new business and will need to develop internal controls that encompass that business. In addition, we have experienced a change in control in the management of the Company during the first quarter. During the first quarter, Joseph Merhi resigned as our Chief Executive Officer, Elie Samaha resigned as our President, and Garrett Cecchini was appointed as our Chief Executive Officer, Corporate Secretary and a director, Bill Zabit was appointed as our President and Chief Operating Officer, and Greg Sutyak was appointed as our Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 17, 2010, Richard Waxman and Imran Sayeed, two former employees of EntertainmentXpress, filed a lawsuit in the Superior Court of California, County of San Francisco, against the Company, EntertainmentXpress, Garrett Cecchini and George Mainas. The complaint relates to the previous employment of the plaintiffs with EntertainmentXpress. The Company, EntertainmentXpress and Garrett Cecchini entered into a settlement agreement dated July 15, 2010 with Richard Waxman and Imran Sayeed pursuant to which they have agreed to dismiss the complaint against the Company, EntertainmentXpress and Garrett Cecchini in consideration for the Company’s issuance of 300,000 shares of Company common stock and the payment of $65,000 by August 15, 2010 and $65,000 by September 15, 2010.

There are no other material pending legal proceedings to which the Company is a party or of which any of the Company’s property is subject as of the date of this report. Further, as of the date of this report, the Company is not aware of any legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2010 which was filed with the SEC on May 10, 2010 (the “Form 10K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 23, 2010, the Company issued 150,000 shares to an investor relations consulting firm in exchange for services to be provided by the firm. The shares of the Company’s Common Stock issued the investor relations firm are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor relations firm in connection with the offering.

On May 4, 2010, in connection with the closing of the Amended and Restated Exchange Agreement with EntertainmentXpress, the Company issued 13,685,755 to the 33 shareholders of EntertainmentXpress. The shares of the Company’s Common Stock issued to EntertainmentXpress stockholders are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration afforded by Rule 506 of Regulation D promulgated under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the stockholders in connection with the offering.

On May 4, 2010, the Company executed a debt conversion agreement with an accredited investor for the conversion of $133,000 in Company debt into 133,000 shares of the Company’s common stock priced at $1.00 per share, which was converted on the same day into common stock. The debt agreement also provided the accredited investor for each common share received upon conversion, a warrant to purchase an additional share of the Company’s common stock at $1.25 within 1 year, unless called sooner. The Company has the right to call the warrants if the Company’s trading price is at least $2.25 for 7 days or more. If called, the warrants must be exercised within the 10 days or they will expire.

On May 6, 2010, the Company issued 600,000 shares to the Capital Communications Group pursuant to an investor relations consulting agreement dated March 12, 2010. The shares of the Company’s Common Stock issued the investor relations firm are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the investor relations firm in connection with the offering.

On May 6, 2010, the Company issued 20,000 shares of common stock to each of five individuals in exchange for their services to the Company. The individuals are Joseph Merhi, our former Chief Executive Officer and a director; Elie Samaha, our former President and a director; Edward Frumkes, a director; Al Hayes, our former Chief Operating Officer; and Corbin Bernsen, the President of our Public Film Works division. The shares of the Company’s common stock issued to the five individuals are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.

On May 25, 2010, the Company executed a common stock and warrant agreement with an accredited investor for $35,000. The accredited investor received 35,000 common stock and 35,000 warrants to purchase an additional share of the Company at $1.25 within 1 year. As of May 31, 2010, the accredited investor held 35,000 warrants related to the debt conversion agreement. The shares of the Company’s Common Stock issued to the accredited investor, and the shares underlying the warrants, are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock and warrants were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.

From June 7, 2010 and through July 2, 1010, the Company sold 52,500 shares of common stock at $1.00 per share to 4 accredited investors. The shares of the Company’s Common Stock issued to the four accredited investor are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: July 20, 2010	/s/ Garrett Cecchini
	By:	Garrett Cecchini
	Title:	Chief Executive Officer