Form 10-Q
period 2010-08-31
PUBLIC MEDIA WORKS INC
filed 2010-10-18
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010

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

On October 11, 2010, the registrant had outstanding 20,942,790 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.

Form 10-Q

For the Quarter Ended August 31, 2010

In this report, unless the context indicates otherwise, the terms “Public Media Works,” “Company,” “we,” “us,” and “our” refer to Public Media Works, Inc., a Delaware corporation, and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q may contain statements relating to future results of the Company (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934 or the “Exchange Act.” Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, without limitation, statements that express or involve discussions with respect to predictions, expectations, beliefs, plans, projections, objectives, assumptions or future events or performance (often, but not always, using words or phrases such as “expects” or “does not expect”, “is expected”, “anticipates” or “does not anticipate”, “plans”, “estimates” or “intends”, or stating that certain actions, events or results “may”, “could”, “would”, “might” or “will” be taken, occur or be achieved) are not statements of historical fact and may be “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, among others, those set forth herein and those detailed from time to time in our other Securities and Exchange Commission (“SEC”) filings including those contained in our most recent Form 10-K. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by law. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. There can be no assurance that the Company will be able to raise sufficient capital to continue as a going concern.

PART I

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Balance Sheets

	August 31, 2010 (Unaudited)	February 28, 2010
Assets
Current assets:
Cash	$193,034	$44
Inventory	773	—
Prepaid expenses	1,681,674	—

Total current assets	1,875,481	44
Equipment, net	45,444	—
Other assets	7,448	—

Total assets	$1,928,373	$44

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities:
Accounts payable and accrued expenses	$490,670	$47,260
Due to stockholders	35,221	29,074
Note payable and accrued expenses	134,112	10,667
Total current liabilities	660,003	87,001
Accrued interest on notes payable to stockholders and a related party	412,548	385,300
Notes payable to stockholders	449,222	449,222
Notes payable to a related party	225,521	201,274

Total liabilities	1,747,294	1,122,797

Stockholders’ equity
Common stock $0.0001 par value, 100,000,000 shares authorized 17,590,195 and 10,136,098 issued and outstanding as of August 31, 2010 and February 28, 2010, respectively. (1)	1,998	2,042
Additional paid-in capital (1)	7,404,366	4,034,744
Accumulated deficit	(7,225,285)	(5,159,539)

Total stockholders’ equity	181,079	(1,122,753)

Total liabilities and stockholders’ equity	$1,928,373	$44

(1)	The February 28, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2010	2009	2010	2009
Revenue	$339	$—	$339	$50,000

Expenses
General and administrative expenses	442,519	7,635	1,785,569	9,817
Professional fees	—	20,648	—	29,988
Operating expenses	442,519	(28,283)	1,785,569	39,805
Operating (loss) profit	(442,180)	(28,283)	(1,785,230)	10,195
Other expenses
Interest expenses	(33,390)	(14,523)	(219,373)	(28,906)
Loss on conversion of debt to equity		—	(46,550)	—
Depreciation amortization expense	(13,288)	—	(14,593)	—
Total other expenses	46,677	(14,523)	(280,515)	(28,906)

Loss before income taxes	(488,858)	(42,806)	(2,065,746)	(18,711)
Provision for income taxes	—	—	—	—

Net loss	$(488,858)	$(42,806)	$(2,065,746)	$(18,711)

Net loss per common share – basic and diluted	$(0.03)	$(0.01)	$(0.15)	$(0.00)

Weighted average number of shares outstanding – basic and diluted (2)	15,453,528	5,286,440	13,794,681	5,266,768

(2)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended August 31, 2010		Six months ended August 31, 2009
OPERATING ACTIVITIES:
Net loss		$(2,065,746)	$(18,711)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		3,805	279
Interest expense on conversion of debt to equity		166,079	—
Share based compensation		2,583,479	—
Loss on conversion of debt to equity		46,550
Changes in operating assets and liabilities:			—
Prepaid expenses		(1,681,674)	2,140
Inventory		(773)	—
Other assets		(7,448)	—
Accounts payable, accrued expenses and accrued interest		574,497	(7,182)

Net cash used in operating activities		(381,232)	(23,474)

INVESTING ACTIVITIES:
Purchase of equipment		(49,249)	—

Net cash used in investing activities		(49,249)	—

FINANCING ACTIVITIES:
Issuance of common stock		761,394	—
Proceeds from notes payable to stockholders		(137,923)	22,683

Net cash provided by financing activities		623,471	22,683

Net increase (decrease) in cash		192,990	(791)
Cash - beginning of period		44	1,212

Cash - end of period		$193,034	$421

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger		$1,171	$—
Conversion of accounts payable to convertible promissory note		$50,000	$—

Cancellation of common shares		$338	$—
Common stock issued to investor relations		$1,698,500	$—
Common stock issued to directors and advisors		$1,125,000	$—
Settlement of CEO salary through issuance of common stock	$		$15,000
Settlement of outstanding rent through issuance of note agreement	$		$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2010

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. Operating results for the three and six months ended August 31, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the year ending February 28, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Public Media Works, Inc. (the “Company”) Annual Report on Form 10-K as of and for the year ended February 28, 2010, as filed with the Securities Exchange Commission.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The condensed consolidated financial statements do not include any adjustment that might be necessary should we be unable to continue as a going concern. Management’s plans include raising additional capital and securing contracts to place DVD Kiosk machines in various retail outlets to generate cash flows and revenues for the Company. In addition, Company management will continue to review the development of its DVD rental and sales business. As further described in Note 9, Subsequent Events, the Company will also consider acquisitions or mergers with similar businesses.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

Inventory

Inventory is comprised of our DVD rental library and merchandise inventories held for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. Inventory cost will be amortized over a 12 month period using a sum of the years digits methodology.

Revenue Recognition

The Company recognizes net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company had minimal net revenues from DVD movie rentals and sales during the current quarter.

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of August 31, 2010 and 2009, the Company had 757,500 and no warrants outstanding, respectively. As of August 31, 2010 and 2009, the Company had 3,842,000 and 600,000 stock options, respectively, that were not included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-19 (“ASU 2010-19”), New and Enhanced Disclosures about Fair Value Measurements. ASU 2010-06 provides amendments to FASB ASC 820-10 that requires new fair value disclosures and clarifies existing fair value disclosures required under FASB ASC 820-10. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for certain disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the new provisions within ASU 2010-06 did not have a material impact on our consolidated financial position, results of operations, cash flows, or disclosures.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

3. Equipment

Equipment consisted of the following as of August 31, 2010.

2010
Kiosk equipment	$49,249
Less: accumulated depreciation	(3,805)

$45,444

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the three months ended August 31, 2010 amounted to $2,500.

4. Line of Credit and Notes Payable to Stockholders and Other Obligations

The Company has a due to shareholders as of August 31, 2010 and February 28, 2010, that is for $35,221 and $29,074. The balance consists of expenses and obligations owed to officers and shareholders of the Company for their part in continuing operations. The majority of the expenses in this balance have been incurred during the three months ended May 31, 2010. Included in the due to shareholder balance is a short term note with George Mainas dated May 17, 2010 for $4,147, the note accrues no interest and is payable upon demand.

The Company has a note payable and accrued expenses for $39,112 as of August 31, 2010 (As of February 28, 2010 - $10,667). The August 31, 2010 balance consists of accrued interest of $1,000 for settlement of past due rent, a note to the Company’s legal counsel and shareholder Mr. Steve Davis in the amount of $25,566 including accrued interest, and a $12,547 balance owing to Imperial Credit for the Company’s D&O insurance. The promissory note to Mr. Steve Davis bears interest at 7% per annum. The maturity date under the promissory note is June 30, 2013 (the “Maturity Date”), all principal and accrued interest under the promissory note may be converted into shares of Company common stock at the election of the holder at any time upon written notice to the Company at a price of $4.00 per share, and all principal and accrued interest under the promissory note shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock shall exceed $4.00 per share at any time prior to the Maturity Date. The financing arrangement with Imperial Credit accrues interest at 9% over nine months.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement (the “Loan Agreement”) with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations, which repayment date was subsequently extended to February 28, 2010. On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Agreement pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of the Company’s common stock at the election of Secured Party at any time upon written notice to the Company at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of the Company’s common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock (as quoted on the Company’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date. Effective October 12, 2010, the Board approved the Company, George Mainas and Mainas Development Corporation entering into an amendment to the Loan Agreement to provide that the repayment terms described in (iii) above shall be replaced with terms providing that the Company may provide 10 days prior written notice to the borrowers of its election to repay at any time prior to the Maturity Date during which ten day period the borrowers may elect to take repayment or convert the debt at $4.00 per share, or repay the debt on the Maturity Date. The balances on the balance sheet that relate to this Loan Agreement are the notes payable to stockholders, notes payable to a related party and includes accrued interest which is further described below.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

During July, 2008, the Company and George Mainas, a member of the Board of Directors of the Company and a stockholder, entered into a promissory note bearing interest at 7% per annum. As of August 31, 2010 the Company had an outstanding principal balance of $42,000 and accrued interest of $28,195.

On August 19, 2004, the Company obtained $250,000 unsecured line of credit from Mainas Development Corporation (a company owned by George Mainas, a stockholder and director of the Company) to be drawn down upon as needed with an interest rate of 9% per annum. The interest has accrued and remains unpaid. As of August 31, 2010, the balance outstanding including principal and interest was $301,497.

On August 30, 2000, the Company and George Mainas, a member of the Board of Directors of the Company and a stockholder, entered into a promissory note bearing interest at 8% per annum. As of August 31, 2010 the Company had an outstanding principal balance of $340,000 and accrued interest of $375,600.

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. The note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at anytime within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date. The Company recorded a loss on the conversion of debt of approximately $31,627.

5. Common Stock

Between June 7, 2010 and August 3, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $59,500 in cash. The accredited investors received 59,500 shares of common stock and 59,500 warrants to purchase additional shares of the Company’s common stock at $1.25 per share. The warrants have a term of 1 year. As of August 31, 2010, the accredited investors held 59,500 warrants.

On July 9, 2010, the Company entered into a Collaboration Agreement with 3D Mediacast, Inc., a Florida corporation (“3DMC”). 3DMC is in the business of providing “glassless” 3D LCD screens to retailers, airports, restaurants and other businesses and public venues for purposes of displaying advertising. The agreement is for a term of 5 years and provides for the companies to work together to place 3D LCD screens on the Company’s kiosks and in other locations and secure advertising for those screens. The agreement provides for the companies to share equally the revenue received from the 3D LCD screens, and for 3DMC to pay the Company a portion of 3DMC’s revenues. The agreement also provides for the issuance of up to 6,000,000 shares of Company Common Stock upon 3DMC’s payment of $3,000,000 to the Company from the Company’s share of 3DMC’s revenue under the terms of the agreement. Under the terms of the agreement, 3DMC has also been granted anti-dilution rights for certain issuances (other than excepted issuances) of common stock below $.40 per share within one year after the agreement date, piggyback registration rights for the shares of common stock to be received, and the right to appoint one member to the Company’s board of directors upon purchase of the 6,000,000 shares of common stock.

On July 15, 2010, the Company issued a total of 300,000 shares of common stock to Richard Waxman (150,000 shares) and Imran Sayeed (150,000 shares) as part of a settlement agreement. The Company recorded $102,690 in compensation expense for the three months ended August 31, 2010, as the agreement has been terminated.

On August 2, 2010, the Company issued 800,000 shares of common stock to Salzwedel Financial Communications pursuant to an investor relations consulting agreement dated August 2, 2010. The Investor Relations Agreement is for a term of six months (unless earlier terminated), and provides for the Company’s issuance of 800,000 shares of restricted common stock and $10,000 per month in compensation expense during the term of the contract. The Company recorded $511,501 in compensation expense for the three months ended August 31, 2010 as all shares vested immediately.

On August 2, 2010 the Company agreed to issue 1,000,000 shares of restricted common stock to Martin W. Greenwald, pursuant to his employment agreement dated August 2, 2010 to serve as the Company’s Chief Executive Officer. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Greenwald in connection with the issuance. The Company recorded $639,377 in compensation expense for the three months ended August 31, 2010 as all shares vested immediately.

Between August 9, 2010 and August 31, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $301,000 in cash. The accredited investors received 430,000 shares of common stock and 430,000 warrants to purchase additional shares of the Company’s common stock at $0.70 per share. The warrants have a term of 3 years. As of August 31, 2010, the accredited investors held 430,000 warrants.

On August 12, 2010, the Company entered into a Teaming Agreement with Modular Conversions, LLC, pursuant to which the parties agreed to work together to place DVD movie and game kiosks and 3D screens into convenience stores which may be built-out by Modular Conversions, LLC. The Teaming Agreement is for a term of ten years. In connection with the Teaming Agreement, the Company agreed to issue warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.10 per share for a term of 5 years to Modular Conversions, LLC. 100,000 warrants vested upon execution of the agreement and the remaining 600,000 warrants vest upon the placement of Company kiosks and 3D screens under the terms of the Teaming Agreement. The warrants and shares of the common stock underlying the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The warrants were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of warrants was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Modular Conversions, LLC in connection with the offering. The Company recorded $103,890 expense as related to the warrants for the three and six month months ended August, 31, 2010.

6. Share Based Compensation

The Company has 2007 and 2010 Equity Incentive Plans. The 2007 Equity Incentive Plan, which permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 1 million shares of common stock. The Company’s 2010 Equity Incentive Plan, which is not yet stockholder-approved, permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 3.5 million shares of common stock. The Company believes that such awards promote the long-term success of the Company and the creation of stockholder value by offering key employees an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, and to encourage such key employees to continue to provide services to the Company and to attract new individuals with outstanding qualifications. Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Because the Black-Scholes option valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination and forfeiture rates within the valuation model. The expected term of options granted is derived from estimates and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Three months ended August 31, 2010	Three months ended August 31, 2009
Expected volatility	706.68%	314.73%
Expected dividends	0%	0%
Expected terms (in years)	5.0	2.5
Risk-free rate	1.74%	1.42%
Forfeiture rate	0%	0%

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

A summary of option activity as of August 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	1,000,000	0.56	—	0.56

Granted	2,842,000	1.13	.92	1.13
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at August 31, 2010	3,842,000	0.98	.68	0.98

Exercisable at August 31, 2010	1,241,690	$0.68	.68	$0.98

There were no options exercised during the three months ended August 31, 2010 or 2009 and there was no unvested compensation as of August 31, 2010. On August 2, 2010, the Company issued a total of 1,750,000 stock options under the Company’s 2010 Equity Incentive Plan to various employees and consultants with an exercise price of $1.10. The stock options vest over a 12 month period from the date of grant and the Company has recorded an expense of $258,175 in the current quarter within general and administrative expenses. Effective August 5, 2010, the Company agreed to issue a total of 892,000 stock options under the Company’s 2010 Equity Incentive Plan to various employees and consultants with an exercise price of $1.20. The stock options vest over a 12 month period from the date of grant and the Company has recorded an expense of $103,243 in the current quarter within general and administrative expenses.

The fair value of each warrant is estimated on the date of grant using the Black-Scholes valuation model that uses the assumptions noted in the following table. Because the Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and employee termination and forfeiture rates within the valuation model. The expected term of warrants granted is derived from estimates and represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

Three months ended August 31, 2010
Expected volatility	706.68%
Expected dividends	0%
Expected terms (in years)	1.00
Risk-free rate	0.34%
Forfeiture rate	0%

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

A summary of warrant activity as of August 31, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at May 31, 2010	168,000	$1.25	.94	$1.25

Granted	1,189,500	.96	.98	.96
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at August 31, 2010	1,357,500	$1.00	.94	$1.00

Exercisable at August 31, 2010	1,357,500	$1.00	.94	$1.00

7. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company has not filed federal or state tax returns for its fiscal year 2010, 2009 or 2008. The Company does not believe it will owe any federal or state taxes and had no accruals for interest or penalties related to income tax matters.

8. Commitments and Contingencies

The Company entered into a financing agreement with Imperial Credit Corp. in which it financed the Company’s Directors and Officers insurance payable in the amount of $18,820. The obligation is repayable in monthly installments of $2,173 over 9 months.

Effective May 6, 2010, the Company entered into a new lease for 3,040 square feet of office space located at 2330 Marinship Way, #300, Sausalito, California 94965. The term of the lease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448.

On June 29, 2010, the Company signed a non-binding letter of intent to acquire Canadian-based Mediamatic Ventures, Inc. (dba Videomatic Canada). Videomatic Canada owns Kiosks that operate in western Canada. The completion of the merger is subject to the negotiation and execution of a definitive merger agreement and the completion of the audits of Videomatic Canada. The Company extended the letter of intent effective September 29, 2010 through December 31, 2010.

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. The note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at anytime within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date. The Company recorded a loss on the conversion of debt of approximately $31,627.

9. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through October 14, 2010, the date the condensed consolidated financial statements were available to be issued.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

On May 17, 2010, Richard Waxman and Imran Sayeed, two former employees of EntertainmentXpress, filed a lawsuit in the Superior Court of California, County of San Francisco, against the Company, EntertainmentXpress, Garrett Cecchini and George Mainas. The complaint relates to the previous employment of the plaintiffs with EntertainmentXpress. The Company, EntertainmentXpress and Garrett Cecchini entered into a settlement agreement dated July 15, 2010 with Richard Waxman and Imran Sayeed. The plaintiffs have dismissed the complaint against the Company, EntertainmentXpress and Garrett Cecchini in consideration for the Company’s issuance of 300,000 shares of Company common stock and the Company’s payment of $138,671.69 in satisfaction of their judgment against the Company. The Company recorded $102,690 in compensation expense in the three months ended August 31, 2010 for the issuance of the 300,000 shares of stock. As of the date of this report, the Company and Mr. Mainas are in negotiations of a settlement agreement for the dismissal of the lawsuit as it relates to Mr. Mainas, and the Company has agreed to indemnify Mr. Mainas relating to the lawsuit.

Effective September 1, 2010, the Company agreed to issue a total of 300,000 stock options with an exercise price of $1.80 under the Company’s 2010 Equity Incentive Plan to a Company employee. The stock options vest over a 24 month period from the date of grant and are subject to the terms of employment.

Effective September 7, 2010, the Company agreed to issue a total of 200,000 stock options with an exercise price of $1.75 under the Company’s 2010 Equity Incentive Plan to a Company employee. The stock options vest over a 24 month period from the date of grant and are subject to the terms of employment.

On September 8, 2010, the Company entered into a General Release with Sheri Cecchini, who was separated from the Company on September 15, 2010. The general release provided for the payment of $15,750, which represented all outstanding obligations due to Ms. Cecchini at the time of her separation.

On September 15, 2010, the Company entered into a Teaming Agreement with the Asian American Convenience Stores Association (AACSA) which will work to place Kiosks at various designated sites. The agreement has a term of 5 years.

From September 22, 2010 through September 30, 2010, Public Media Works, Inc. (the “Company”) sold 946,429 shares of restricted Company common stock to 8 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 946,429 shares of restricted common stock at $.70 per share for a term of 3 years, and issued warrants to purchase 15,000 shares of restricted common stock at $1.25 per share for a term of 1 year. The investors receiving the 946,429 shares and 946,429 warrants with a $.70 exercise price were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The aggregate consideration received by the Company from the sale of securities included $644,500 in cash and $22,500 in cancellation of the Company’s payment obligation under a teaming agreement. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On September 27, 2010, in connection with the Company entering into a consulting agreement with Joseph Abrams, the Company agreed to issue 900,000 shares of restricted Company common stock to Mr. Abrams or his assignees. The consulting agreement provides that the Company may repurchase 300,000 of the shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before December 15, 2010, and may repurchase 300,000 shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before March 15, 2011. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of warrants was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

August 31, 2010

On October 12, 2010, the Company’s Board of Directors approved the issuance of 665,540 shares of restricted Company common stock to four individuals serving as consultants and employees of the Company, subject to the terms of mutually agreeable terms of consulting or employment. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act.

Effective as of October 13, 2020, Greg Sutyak resigned as the Chief Financial Officer of the Company.

Effective as of October 18, 2010 after the filing of this report, Ed Roffman was appointed as the Chief Financial Officer of the Company. In connection with Mr. Roffman’s appointment, the Company agreed to enter into a consulting agreement with him pursuant to which (i) he will be paid a monthly salary of $8,000 per month plus a cumulative deferral of $2,000 per month; and (ii) he will receive 180,000 shares of Company common stock to with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 15,000 shares per month for a period of 12 months.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation, the disclosures made under “Item 1A. Risk Factors” included in Part II of this report and in our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended February 28, 2010, previously filed with the SEC.

Overview

The Company’s wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), is engaged in the business of offering self-service, Kiosks which deliver DVD movies and other content to consumers.

Public Media Works, Inc. has historically been engaged in the development, production, marketing and distribution of film, music and television entertainment titles. The Company has an ownership interest in several film and television projects which are currently in various stages of development. As of May 4, 2010 with the acquisition of Entertainment Xpress, Inc., the Company has focused exclusively on its kiosk business and intends to continue this focus going forward.

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

The Company’s Kiosks have the ability to condense a brick and mortar traditional video store into a 9 square foot space capable of holding and dispensing a full array of DVDs and games. The free standing Kiosks allow consumers to purchase or rent DVDs and video games.

The Company believes consumer awareness has increased over the last several years of the availability of DVDs and games which are immediately accessible in Kiosks at many high-volume traffic locations. Many of the traditional brick and mortar based chains which consumers use to visit to rent DVDs have either disappeared or are predicted to disappear in the near future. The Company believes it is well positioned to be the direct beneficiary of the shift from traditional retail stores to Kiosks, and believes the use of new cutting edge delivery technology will appeal to consumers. The Company believes it is also well positioned to take advantage of the public acceptance of kiosk DVD rentals in the market place.

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

The Company has agreements with Modular Conversions to place Kiosks in gas station convenience stores and the Asian American Convenience Store Association to place Kiosks in convenience stores and other high traffic locations. In addition to aggressively seeking out new business partners, the Company continues discussions with several national retail outlets for the exclusive placement of Kiosks.

The Company has also entered into a non-binding Letter of Intent to acquire Cochrane, Alberta, Canada-based Mediamatic Ventures, Inc. (dba VideomaticCanada) at a purchase price to be mutually agreed upon by the parties. The completion of the acquisition is subject to the negotiation and execution of a definitive acquisition agreement and the completion of the audit of VideomaticCanada. The Company cannot provide any assurances that such an acquisition will be completed, or if completed, the timing of such completion.

Certain Management Changes During the Quarter

Garrett Cecchini resigned as the Company’s Chairman of the Board, Chief Executive Officer and Secretary effective as of August 2, 2010. Mr. Cecchini remains on the Board of Directors and was appointed Vice Chairman as of August 2, 2010. Martin W. Greenwald was appointed as our Chairman of the Board, Chief Executive Officer and Secretary as of August 2, 2010.

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

Plan of Operations

The Company has been restructured and is in its start-up phase of operation and generated $339 in revenues during the three or six months ended August 31, 2010. The Company, under its previous structure generated $50,000 in revenues during the six months ended August 31, 2009. The Company’s revenues during the six month period ended August 31, 2009 were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment.

For the three months ended August 31, 2010, the Company’s operating loss amounted to $488,858, compared to an operating loss of $42,806 for the three months ended August 31, 2009. For the six months ended August 31, 2010, the Company’s operating loss amounted to $2,065,746, compared to an operating loss of $18,711 for the six months ended August 31, 2009. The increase in the operating loss resulted from the increase in general and administrative expenses generated during the three and six month periods ending August 31, 2010, which was primarily due to a Company restructuring during the first quarter of May 31, 2010.

The Company has reported a cumulative deficit of $7,225,285 from its inception on March 3, 2000 through August 31, 2010.

Liquidity and Capital Resources

At August 31, 2010, our total assets and liabilities were $1,928,373 and $1,747,295, respectively. Our stockholders’ deficit at August 31, 2010 was $181,078, compared to stockholders’ deficit at February 28, 2010 of $1,122,753.

As of August 31, 2010, the Company had a cash balance of $193,034. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also raise capital from third parties to fund specific television, film and other projects.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties.

Commitments

Please see Item 1 Notes to Unaudited Condensed Consolidated Financial Statements, Footnotes, 4, and 8 for a summary of the Company’s obligations and commitments.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2010, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of August 31, 2010 is as follows:

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

CHANGES IN CONTROLS AND PROCEDURES

As required by Rule 13-15(d) of the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer who is also the Chief Executive Officer as of the date of this report, also evaluated whether any changes have occurred to the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such control.

On May 4, 2010 the Company completed the acquisition of EntertainmentXpress under the terms of the Amended and Restated Exchange Agreement. This acquisition has materially impacted the Company’s internal controls over financial reporting. In connection with the Exchange Agreement we have acquired a new business and will need to develop internal controls that encompass that business. In addition, we have experienced a change in control in the management of the Company during the second quarter. During the second quarter ended August 31, 2010, Garrett Cecchini resigned as our Chief Executive Officer and Martin W. Greenwald was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 17, 2010, Richard Waxman and Imran Sayeed, two former employees of EntertainmentXpress, filed a lawsuit in the Superior Court of California, County of San Francisco, against the Company, EntertainmentXpress, Garrett Cecchini and George Mainas. The complaint relates to the previous employment of the plaintiffs with EntertainmentXpress. The Company, EntertainmentXpress and Garrett Cecchini entered into a settlement agreement dated July 15, 2010 with Richard Waxman and Imran Sayeed. The plaintiffs have dismissed the complaint against the Company, EntertainmentXpress and Garrett Cecchini in consideration for the Company’s issuance of 300,000 shares of Company common stock and the Company’s payment of $138,671.69 in satisfaction of their judgment against the Company. The Company recorded $102,690 in compensation expense in the three months ended August 31, 2010 for the issuance of the 300,000 shares of stock As of the date of this report, the Company and Mr. Mainas are in negotiations of a settlement agreement for the dismissal of the lawsuit as it relates to Mr. Mainas, and the Company has agreed to indemnify Mr. Mainas relating to the lawsuit.

There are no other material pending legal proceedings to which the Company is a party or of which any of the Company’s property is subject as of the date of this report. Further, as of the date of this report, the Company is not aware of any legal proceedings against the Company, or its property contemplated by any governmental authority.

Item 1A.	Risk Factors

Investing in our common stock involves risk. Before making an investment in our common stock, you should carefully consider the risks described below, together with the other information included in this prospectus, and the risks we have highlighted in other sections of this prospectus. The risks described below are those which we believe are the material risks we face. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline and you may lose part or all of your investment. Additional risks and uncertainties not presently known to us or not currently believed by us to be material may also impact us. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

BUSINESS RISKS

Our business is dependent upon our ability to secure contracts with retailers and our inability to secure contracts or the termination of contracts with one or more of our significant retailers or teaming partners could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our ability to secure and maintain contractual relationships with retailers in high traffic locations such as gas stations, convenience stores fast casual restaurants and grocery stores. We are only beginning to secure concession rights with retailers and teaming agreements to place kiosks with retailers. If these retailers and teaming partners cancel our concession rights or teaming agreements, or if we are unsuccessful in securing concession rights with additional retailers our business, financial condition and results of operations will suffer.

We will need to secure substantial capital in order to finance the placement of kiosks with retailers. Our business model requires us to purchase the kiosk from our vendor before we place it with the retailer. If we are successful in securing retail locations we will need substantial additional capital to procure additional digital media kiosks.

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our rental services machines and equipment. We depend on outside parties to manufacture our digital media kiosks. We have installed initial trail machines and intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for digital media kiosks, we may be unable to meet such demand due to manufacturing constraints. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining digital media kiosks, any of which could seriously harm our business, financial condition and results of operations.

There are many risks related to our rental services business that may negatively impact our business. The home video and gaming industry is highly competitive with many factors affecting our ability to profitably manage our rental services business. We plan to develop a nationwide infrastructure of digital media kiosks. The home video and game distribution market is rapidly evolving as new technologies and distribution channels are being developed to compete for market share. Competitive distribution channels include traditional specialty retailers such as Blockbuster, mail services such as NetFlix, pay/per/view services through cable companies, Internet based media such as YouTube. There is no assurance that the digital media kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected.

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

Our inability to receive delivery of DVDs on the date of their initial release to the general public, or shortly thereafter, for home entertainment viewing could adversely affect our rental services business. Traditionally, businesses that rent movies in physical formats such as DVDs have enjoyed a competitive advantage over other movie distribution rental channels because of earlier timing of the distribution window for physical formats by movie studios. After the initial theatrical release of a movie, the studios’ current practice is to generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window has traditionally been exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, digital downloads, premium television, basic cable, and network and syndicated television. Thereafter, movies are made sequentially available to television distribution channels. The studios’ traditional practices with respect to the distribution windows could change at any time.

Our business could be negatively affected if:

•	the home video retailer distribution windows were no longer the first following the theatrical release;

•	the length of the home video retailer distribution windows were shortened; or

•	the home video retailer distribution windows were no longer as exclusive as they are now.

This is because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution, and consumers might no longer need to wait until after the home video retailer distribution window to view a newly released movie on one or more of these other distribution channels. In such event, we would need to address additional competition. According to industry statistics, more movies are now being released to pay-per-view, video-on-demand or digital downloads at the shorter end of the home video retailer distribution window range than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the home video retailer distribution window.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. For example, Warner Bros. entered into licensing agreements with Netflix and Redbox in January and February of 2010, respectively, whereby Netflix and Redbox agreed not to rent new release Warner Bros. DVDs until 28 days after such DVDs are first made available for retail sale. At present, however, none of the other studios has entered into, and there can be no assurance that in the future any other studio will enter into, similar arrangements with Netflix and/or Redbox. While arrangements such as this may benefit our business, recently, there has been increasing experimentation by studios and various movie content aggregators and retailers with the traditional distribution windows, including simultaneous video-on-demand and DVD releases. Because the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the movie, we cannot predict the impact of any future decisions by the studios. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the home video retailer distribution window.

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through August 31, 2010, we had cumulative deficit of ($7,225,285) and we had net loss in the quarter ended August 31, 2010 of ($2,065,746). We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

Because of our history of continuing losses, our auditors, in their report on our audited financial statements included in our annual report on Form 10K filed with the SEC on May 10, 2010, have stated that these losses raise substantial doubt about our ability to continue as a going concern. The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing. Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services.

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

We are an early stage company with a limited operating history and no significant revenues. We were formed in March 2003 and our subsidiary EntertainmentXpress was formed in December 2009. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We cannot assure that our future operations will be implemented successfully or that we will ever have profits. Moreover, we may not realize revenue for a substantial period of time, if at all, which may result in our inability to continue financing our operations. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we may experience the initial costs and uncertainties of a business with a limited operating history, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following: our business model and strategy are still evolving and are continually being reviewed and revised; and we may not be able to successfully implement our business model and strategy. We cannot be sure that we will be successful in meeting these challenges and addressing these risks and uncertainties. If we are unable to do so, our business will not be successful.

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

Item 2.	Unregistered Sales of Equity Securities.

Between June 7, 2010 and August 3, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $59,500 in cash. The accredited investors received 59,500 shares of restricted common stock and 59,500 warrants to purchase additional shares of the Company’s common stock at $1.25 per share. The warrants have a term of 1 year. As of August 31, 2010, the accredited investors held 59,500 warrants. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the offering.

Between August 3, 2010 and August 31, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $301,000 in cash. The accredited investors received 430,000 shares of common stock and 430,000 warrants to purchase additional shares of the Company’s common stock at $0.70 per share. The warrants have a term of 3 years. As of August 31, 2010, the accredited investors held 430,000 warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On July 15, 2010, the Company issued a total of 300,000 shares of common stock to Richard Waxman (150,000 shares) and Imran Sayeed (150,000 shares) as part of a negotiated settlement agreement. The Company recorded $102,690 in compensation expense in the three months ended August 31, 2010. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the issuance of shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

Effective as of October 13, 2020, Greg Sutyak resigned as the Chief Financial Officer of the Company.

Effective as of October 18, 2010 after the filing of this report, Ed Roffman was appointed as the Chief Financial Officer of the Company. Mr. Roffman, age 60, has been an independent business consultant since April 2006 working with several early stage companies in differing segments of the internet space and in casual video game development. Mr. Roffman served as Chief Financial Officer of Red Mile Entertainment, Inc. from January 2005 until April 2006 and at Fluent Entertainment, Inc. from February 2003 to December 2004. Both companies are consumer software developers and publishers. Mr. Roffman has also been a principal of Creekside, LLC, a consulting firm which specializes in the software, internet and consumer products industries. Mr. Roffman currently serves on the board and is chairman of the audit committee of Westinghouse Solar (NASDAQ: WEST) a designer and distributor of solar modules. Mr. Roffman is a CPA with over 35 years of experience in accounting and finance. Mr. Roffman earned a BBA in accounting from Temple University. In connection with Mr. Roffman’s appointment, the Company agreed to enter into a consulting agreement with him pursuant to which (i) he will be paid a monthly salary of $8,000 per month plus a cumulative deferral of $2,000 per month; and (ii) he will receive 180,000 shares of Company common stock to with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 15,000 shares per month for a period of 12 months.

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.17	Teaming Agreement with Modular Conversions, LLC dated August 12, 2010

10.18	Employment Agreement with Martin W. Greenwald dated October 12, 2010

10.19	2010 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: October 18, 2010		/S/ MARTIN W. GREENWALD
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer