Form 10-Q
period 2010-11-30
PUBLIC MEDIA WORKS INC
filed 2011-01-14
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                  to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	95-4802535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2330 Marinship Way, Ste. #300

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

On January 10, 2011, the registrant had outstanding 22,564,663 shares of Common Stock, which is the registrant’s only class of common equity

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

For the Quarter Ended November 30, 2010

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

PART I

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Balance Sheets

	November 30, 2010 (Unaudited)	February 28, 2010
Assets
Current assets:
Cash	$57,947	$44
Deposits on kiosks	10,000	—
Prepaid expenses	1,316,808	—

Total current assets	1,384,755	44
Equipment, net	23,706	—
Other assets	9,448	—

Total assets	$1,417,909	$44

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$337,400	$47,260
Due to stockholders	107,710	29,074
Note payable	43,364	10,667

Total current liabilities	488,474	87,001
Accrued interest and notes payable to stockholders and a related party	1,181,277	1,035,796

Total liabilities	1,669,751	1,122,797

Stockholders’ deficit
Common stock $0.0001 par value, 100,000,000 shares authorized 22,092,663 and 10,136,098 issued and outstanding as of November 30, 2010 and February 28, 2010, respectively. (1)	2,209	1,014
Additional paid-in capital (1)	10,203,761	4,035,772
Accumulated deficit	(10,457,812)	(5,159,539)

Total stockholders’ deficit	(251,842)	(1,122,753)

Total liabilities and stockholders’ deficit	$1,417,909	$44

(1)	The February 28, 2010 capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2010	2009	2010	2009
Revenue	$239	$—	$578	$50,000

Expenses
General and administrative expenses	3,195,491	25,328	4,955,264	35,145
Professional fees	—	23,877	—	53,865

Operating expenses	3,195,491	(49,205)	4,955,264	89,010

Operating (loss) profit	(3,195,252)	(49,205)	(4,954,686)	(39,010)
Other expenses
Interest expenses	(16,207)	(14,606)	(260,726)	(43,929)
Loss on conversion of debt to equity	—	—	(46,550)	—
Loss on sales of assets	(20,354)	—	(20,354)	—
Depreciation amortization expense	(1,384)	—	(15,957)	—
Total other expenses	37,945	(14,606)	(343,587)	(43,929)

Loss before income taxes	(3,233,197)	(63,811)	(5,298,273)	(82,939)
Provision for income taxes	—	—	—	—

Net loss	$(3,233,197)	$(63,811)	$(5,298,273)	$(82,939)

Net loss per common share – basic and diluted	$(0.15)	$(0.01)	$(0.32)	$(0.02)

Weighted average number of shares outstanding – basic and diluted (2)	20,576,892	5,286,440	16,029,953	5,273,076

(2)	The capital accounts of the Company have been retroactively restated to reflect the equivalent number of common shares based on the exchange ratio of the merger transaction in determining the basic and diluted weighted average shares. See Note 1.

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended November 30, 2010		Nine months ended November 30, 2009
OPERATING ACTIVITIES:
Net loss		$(5,298,273)	$(82,939)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation		5,422	279
Impairment of film development costs		—	25,000
Interest expense on conversion of debt to equity		166,079	—
Share based compensation		4,385,652	—
Shares issued to settle disputes		132,509	—
Loss on conversion of debt to equity		46,550
Changes in operating assets and liabilities:			—
Prepaid expenses		(1,316,809)	2,140
Deposits on kiosks		(10,000)	—
Other assets		(9,448)	—
Accounts payable, accrued expenses and accrued interest		290,140	28,547

Net cash used in operating activities		(1,608,178)	(26,973)

INVESTING ACTIVITIES:
Proceeds from sale of equipment		20,355	—
Purchase of equipment		(49,482)	—

Net cash used in investing activities		(29,127)	—

FINANCING ACTIVITIES:
Issuance of common stock		1,438,394	—
Short-term debt		32,697	—
Short-term debt from stockholders		78,636	—
Proceeds from notes payable to stockholders		145,481	25,808

Net cash provided by financing activities		1,695,208	25,808

Net increase (decrease) in cash		57,903	(1,165)
Cash - beginning of period		44	1,212

Cash - end of period		$57,947	$47

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger		$1,171	$—
Conversion of accounts payable to convertible promissory note		$50,000	$—

Cancellation of common shares		$338	$—
Common stock issued to investor relations		$1,698,500	$—
Common stock issued to directors and advisors		$1,779,500	$—
Settlement of CEO salary through issuance of common stock	$		$15,000
Settlement of outstanding rent through issuance of note agreement	$		$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2010

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

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. Operating results for the three and nine months ended November 30, 2010, are not necessarily indicative of the results to be expected for other interim periods or for the year ending February 28, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Public Media Works, Inc. (the “Company”) Annual Report on Form 10-K as of and for the year ended February 28, 2010, as filed with the Securities Exchange Commission.

Reverse Merger Accounting

On March 24, 2010, the Company entered into a share exchange agreement with EntertainmentXpress, Inc., a California corporation (“EntXpress”) and certain shareholders of EntXpress (the “EntXpress Sellers”) which own more than 50% of the outstanding stock of EntXpress. On April 23, 2010, the Company and EntXpress Sellers holding 100% of the outstanding stock of Entertainment Xpress entered into an amended and restated share exchange agreement (the “Share Exchange Agreement”). The closing under the Share Exchange Agreement occurred on May 4, 2010. Under the terms of the Share Exchange Agreement, the Company acquired EntExpress by obtaining 100% of its outstanding stock and in exchange, the Company issued to EntExpress Sellers, 13,685,755 shares of the Company’s stock.

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

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

Inventory

Inventory is comprised of our DVD rental library and merchandise inventories held for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. DVD library is capitalized and amortized to estimated salvage value (sales value of used DVDs) to direct operating expense over the average estimated usage periods of the DVDs. The cost of inventory includes the cost of materials and to a lesser extent, the labor, overhead and freight in making the DVDs available for rental. The Company had no inventory at November 30, 2010 and February 28, 2010.

Revenue Recognition

The Company recognizes net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company had minimal revenues from DVD movie rentals during the current quarter.

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of November 30, 2010 and 2009, the Company had 2,650,929 and no warrants outstanding, respectively. As of November 30, 2010 and 2009, the Company had 4,672,000 and 600,000 stock options, respectively, that were not included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

3. Prepaid expenses

Prepaid expenses principally consists of capitalized costs related to stock or warrant compensation to vendors where stock or warrants have been issued for services to be rendered in the future. Stock is subject to repurchase if services are not rendered. Assuming all required services are rendered, these capitalized costs will be amortized within twelve months.

	Prepaid IR fees	Prepaid Warrants	D&O. Insurance	Other	Total
Balance, August 31, 2010	$824,946	$840,000	$16,729		$1,681,675
Additions	—	—	—	$68,961	68,961
Amortization	420,637	—	6,273	6,918	433,828

Balance November 30, 2010	$404,309	$840,000	$10,456	$62,043	$1,316,808

4. Equipment

Equipment consisted of the following as of November 30, 2010.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

2010
Kiosk equipment	$27,674
Less: accumulated depreciation	(3,968)

$23,706

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the three and nine months ended November 30, 2010 amounted to $1,384 and $5,422, respectively. During the quarter ended November 30, 2010, the Company gave up ownership and possession of two kiosks with a net book value of $20,354 in partial settlement of monies owed to a third party.

5. Short-term Notes Payable to Stockholders and Other Obligations

The Company has outstanding current liabilities due to stockholders as of November 30, 2010 and February 28, 2010, in the amount of $107,710 and $29,074, respectively. Amounts owed to officers and stockholders of the Company represent operating expenses paid on the Company’s behalf. These are expense reimbursements which are interest free and due on demand.

The Company also has short-term notes payable and related accrued interest totaling $43,364 as of November 30, 2010 (As of February 28, 2010—$10,667). The November 30, 2010 balance consists of a non-interest bearing note to Niesar Vestal, LLP in the amount of $35,000, and an $8,364 balance owed to Imperial Credit for the Company’s D&O insurance. The financing arrangement with Imperial Credit accrues interest at 9% per annum and matures in nine months.

6. Long-term Notes Payable and Accrued Interest

At November 30, 2010, Long-term notes payable and accrued interest consists of the following:

	Principal	Interest	Total
7% Note to George Mainas	$42,000	$28,930	$70,930
8% Note to George Mainas	449,222	277,565	726,787
9% Line of Credit to George Mainas	201,274	105,033	306,307
7% Note payable to Steve Davis	25,000	1,003	26,003
10% Note due to Niesar Vestal, LLP	50,000	1,250	51,250

Total Long-term notes payable and accrued interest	$767,496	$413,781	$1,181,277

On August 30, 2000, the Company and George Mainas, a member of the Board of Directors of the Company and a stockholder, entered into a promissory note for $340,000 bearing interest at 8% per annum.

During July, 2008, the Company and George Mainas, a member of the Board of Directors of the Company and a stockholder, entered into a promissory note for $42,000 bearing interest at 7% per annum.

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

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

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

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. $10,000 of the short-term note has been paid, with the remainder in short-term debt. The long-term note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at anytime within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date. The Company recorded a loss on the conversion of debt of approximately $31,627.

7. Common Stock

Between June 7, 2010 and August 3, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $59,500 in cash. The accredited investors received 59,500 shares of common stock and 59,500 warrants to purchase additional shares of the Company’s common stock at $1.25 per share. The warrants have a term of 1 year. As of November 30, 2010, the accredited investors held 59,500 warrants.

On July 9, 2010, the Company entered into a Collaboration Agreement with 3D Mediacast, Inc., a Florida corporation (“3DMC”). The 3DMC business plan is aimed at providing “glassless” 3D LCD screens to retailers, airports, restaurants and other businesses and public venues for purposes of displaying advertising. The agreement is for a term of 5 years and provides for the companies to work together to place 3D LCD screens on the Company’s kiosks and in other locations and secure advertising for those screens. The agreement provides for the companies to share equally the revenue received from the 3D LCD screens, and for 3DMC to pay the Company a portion of 3DMC’s revenues. The agreement also provided for the issuance of up to 6,000,000 shares of Company Common Stock upon 3DMC’s payment of $3,000,000 to the Company from the Company’s share of 3DMC’s revenue under the terms of the agreement, provided such payments commenced on or before January 5, 2011. Under the terms of the agreement, 3DMC was also granted anti-dilution rights for certain issuances (other than excepted issuances) of common stock below $.40 per share within one year after the agreement date, piggyback registration rights for the shares of common stock to be received, and the right to appoint one member to the Company’s board of directors upon purchase of the 6,000,000 shares of common stock. However, since 3DMC did not commence making any payments to the Company by January 5, 2011, all rights to receive Company common stock, the anti-dilution rights, piggyback registration rights and right to appoint one member to the Company’s board of directors have expired as of January 5, 2011. For the nine month period ended November 30, 2010, no shares were issued to 3DMC.

On July 15, 2010, the Company issued a total of 300,000 shares of common stock to Richard Waxman (150,000 shares) and Imran Sayeed (150,000 shares) as part of a settlement agreement. The Company recorded $102,690 in compensation expense for the nine months ended November 30, 2010, as the agreement has been terminated.

On August 2, 2010, the Company issued 800,000 shares of common stock to Salzwedel Financial Communications pursuant to an investor relations consulting agreement dated August 2, 2010. The Investor Relations Agreement is for a term of six months (unless earlier terminated), and provides for the Company’s issuance of 800,000 shares of restricted common stock and $10,000 per month in compensation expense during the term of the contract. The

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

Company recorded $705,052 in compensation expense for the nine months ended November 30, 2010 as all shares vested immediately.

On August 2, 2010 the Company agreed to issue up to 1,000,000 shares of restricted common stock to Martin W. Greenwald, pursuant to his employment agreement dated August 2, 2010 to serve as the Company’s Chief Executive Officer. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. Shares are earned and issued monthly on the anniversary date (second day of each month) of his Agreement. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Greenwald in connection with the issuance. As of November 30, 2010, 249,999 shares have been issued and the Company recorded $329,452 in compensation expense for the nine months ended November 30, 2010.

Between August 9, 2010 and August 31, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $301,000 in cash. The accredited investors received 430,000 shares of common stock and 430,000 warrants to purchase additional shares of the Company’s common stock at $0.70 per share. The warrants have a term of 3 years. During the nine months ended November 30, 2010, one investor exercised a warrant for 10,000 shares. As of November 30, 2010, the accredited investors held 420,000 warrants.

On August 12, 2010, the Company entered into a Teaming Agreement with Modular Conversions, LLC, pursuant to which the parties agreed to work together to place DVD movie and game kiosks and 3D screens into convenience stores which may be built-out by Modular Conversions, LLC. The Teaming Agreement is for a term of ten years. In connection with the Teaming Agreement, the Company agreed to issue warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.10 per share for a term of 5 years to Modular Conversions, LLC. 100,000 warrants vested upon execution of the agreement and the remaining 600,000 warrants will be issued upon the placement of Company kiosks and 3D screens under the terms of the Teaming Agreement. The warrants and shares of the common stock underlying the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The warrants were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of warrants was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Modular Conversions, LLC in connection with the offering. The Company recorded $103,890 in expense related to the warrants for the nine month months ended November 30, 2010. The Company and 3DMC agreed to mutually terminate the Collaboration Agreement effective January 12, 2011.

On September 1, 2010, the Company issued 211,540 shares of restricted Company common stock to Mr. Corbin Bernsen in exchange for services rendered. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the three and nine months ended November 30, 2010, the Company recorded consulting expense of $253,848 related to this Agreement.

From September 22, 2010 through September 30, 2010, the Company sold 951,429 shares of restricted Company common stock to 9 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 931,429 shares of restricted common stock at $.70 per share for a term of 3 years, and issued warrants to purchase 20,000 shares of restricted common stock at $1.00 per share for a term of 1 year. The investors receiving the 931,429 shares and 946,429 warrants with a $.70 exercise price were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The aggregate consideration received by the Company from the sale of securities included $649,500 in cash and $22,500 in cancellation of the Company’s payment obligation under a teaming agreement. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

On September 27, 2010, in connection with the Company entering into a consulting agreement with Joseph Abrams, the Company agreed to issue 900,000 shares of restricted Company common stock to Mr. Abrams or his assignees. The consulting agreement provides that the Company may repurchase 300,000 of the shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before December 15, 2010, and may repurchase 300,000 shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before March 15, 2011. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the three and nine months ended November 30, 2010, the Company recorded consulting expense of $336,575 related to this Agreement.

Effective October 12, 2010, the Company issued 20,000 shares of restricted Company common stock to one individual serving as consultant to the Company. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expenses of $34,000 during the quarter ending November 30, 2010.

On October 18, 2010, the Company appointed Ed Roffman as the Chief Financial Officer of the Company. In connection with Mr. Roffman’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 180,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall lapse at the rate of 15,000 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Roffman in connection with the issuance. The Company recorded $40,290 in compensation expense for the three months ended November 30, 2010. The summary and description of the terms of Mr. Roffman’s employment agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

On October 26, 2010, the Company issued 15,000 shares of restricted Company common stock to DVD Kiosk Solutions as part of a settlement of a dispute. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by DVD Kiosk Solutions in connection with the issuance. The Company recorded $29,850 in expense for the three months ended November 30, 2010.

On November 22, 2010, the Company appointed Gregory Waring as President and Chief Operating Officer of the Company. In connection with Mr. Waring’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 250,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 20,833 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Waring in connection with the issuance. The Company recorded $6,849 in compensation expense for the three months ended November 30, 2010. The summary and description of the terms of Mr. Waring’s employment agreement contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

On November 24, 2010, the Company issued 375,000 shares to Mr. Mark Smith, the former Chief Financial Officer of the Company, pursuant to the terms of a settlement agreement. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Smith in connection with the issuance. The Company recorded $412,500 in compensation expense for the three and nine months ended November 30, 2010.

8. Share Based Compensation

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

November 30, 2010
Expected volatility	697.86%
Expected dividends	0%
Expected terms (in years)	5.0
Risk-free rate	1.47%
Forfeiture rate	0%

A summary of option activity as of November 30, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2010	600,000	$0.20	4.28	$570,000

Granted	4,072,000	1.16	5.68	$(82,400)
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at November 30, 2010	4,672,000	1.03	5.59	$560,640

Exercisable at November 30, 2010	1,917,874	$0.84	4.28	$594,541

There were no options exercised during the three months ended November 30, 2010 or 2009 and there was no unvested compensation as of November 30, 2010. On October 12, 2010, the Company issued a total of 200,000 stock options under the Company’s 2010 Equity Incentive Plan to one employee with an exercise price of $1.75. The stock option vests over a 24 month period and the Company has recorded an expense of $40,274 in the current quarter within general and administrative expenses. Effective November 23, 2010, the Company agreed to issue a total of 830,000 stock options under the Company’s 2010 Equity Incentive Plan to various employees and consultants with an exercise price between $1.05 and $1.25. The stock options vest over a 12 to 24 month

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

period from the date of grant and the Company has recorded an expense of $680,276 in the current quarter within general and administrative expenses.

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

November 30, 2010
Expected volatility	697.86%
Expected dividends	0%
Expected terms (in years)	1.00
Risk-free rate	0.34%
Forfeiture rate	0%

A summary of warrant activity as of November 30, 2010, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 1, 2010	—	$—	—	$—

Granted	2,828,929	1.03	2.22	339,771
Exercised	10,000	1.00	—	1,500
Forfeited or expired	—	—	—	—

Outstanding at November 30, 2010	2,818,929	$1.03	2.22	$338,271

Exercisable at November 30, 2010	1,718,929	$0.82	1.85	$567,247

9. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company has not filed federal or state tax returns for its fiscal year ended February 28 2010, 2009 or 2008. The Company does not believe it will owe any federal or state taxes and had no accruals for interest or penalties related to income tax matters.

10. Commitments and Contingencies

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

On June 29, 2010, the Company signed a non-binding letter of intent to acquire Canadian-based Mediamatic Ventures, Inc. (dba Videomatic Canada). Videomatic Canada owns Kiosks that operate in western Canada. The completion of the merger is subject to the

PUBLIC MEDIA WORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

November 30, 2010

negotiation and execution of a definitive merger agreement and the completion of the audits of Videomatic Canada. The Company extended the letter of intent effective September 29, 2010 through December 31, 2010. On December 27, 2010, the companies agreed to cease merger discussions.

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

On September 15, 2010, the Company entered into a Teaming Agreement with the Asian American Convenience Stores Association (AACSA) which will work to place Kiosks at various designated sites. The agreement has a term of 5 years. Included in prepaid expenses is $22,500 representing the founders’ fee payable to the AASCA for the first 50 kiosks to be placed at AACSA members stores.

In November 2010, the Company signed an agreement with Spot Ventures, whereby, effective December 1, 2010, it has an interest in the profits from all kiosks under Spot’s control. The Agreement calls for the Company to provide DVDs for inclusion in kiosks and to pay certain operating expenses of the kiosks, excluding the cost of the kiosk itself. In exchange for this, the Company shall be reimbursed for the cost of the DVDs and the operating expenses out of the revenue from the kiosks and then receive 50% of any profits from the kiosks. The summary and description of the terms of agreement with Spot Ventures contained herein is qualified in its entirety by reference to the complete agreement, a copy of which is filed as an exhibit to this report and incorporated herein by reference.

11. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 14, 2011, the date the condensed consolidated financial statements were available to be issued.

From December 13, 2010 through December 22, 2010, the Company sold 472,000 shares of restricted Company common stock to 6 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 472,000 shares of restricted common stock at $1.00 per share for a term of 3 years. The investors were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Effective as of December 31, 2010, George Mainas resigned from the Board of Directors of the Company. Mr. Mainas’ resignation was not due to any disagreements with the Company.

On January 10, 2011, George Mainas, an investor and former member of the Board of Directors, agreed to accept as payment in full 172,406 shares of common stock and a warrant to purchase an additional 172, 406 shares for $1.00 per share within three years in exchange for giving up the right to collect $129,305 of monies due him in the form of Company expenses he paid for, a $42,000 note and accrued interest on said note , pursuant to the terms of a subscription agreement and warrant agreement dated January 20, 2011. The summary and description of the terms of the subscription agreement and warrant agreement contained herein is qualified in its entirety by reference to the complete agreements, copies of which is filed as an exhibit to this report and incorporated herein by reference.

Effective as of January 12, 2011, the Company and 3D Mediacast, Inc. mutually agreed to terminate the Collaboration Agreement dated July 5, 2010 and neither party has any further obligations to the other party under the terminated agreement.

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

Overview

The Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), are engaged in the business of offering self-service, Kiosks which deliver DVD movies and other content to consumers.

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

EntertainmentXpress Acquisition and Business

The Company completed its share exchange of EntertainmentXpress on May 4, 2010. The Company owns 100% of the outstanding shares of EntertainmentXpress, which operates as a subsidiary of the Company. The Company is deploying self-service kiosks which deliver DVD movies and other content to consumers. The kiosks will provide consumers the ability to rent and purchase DVD movies and other products. The Company plans to locate the kiosks in grocery stores, convenience stores and other high-traffic, public venues.

Kiosks have the effect of condensing traditional brick and mortar video stores into a very small space capable of dispensing DVDs and other content. The kiosks are free standing and can be located indoors or outdoors. In order to operate they need power and internet connections.

The Company believes consumer awareness has increased over the last several years as to the availability of DVDs and games which are immediately accessible in kiosks at many high-volume traffic locations. Many of the traditional brick and mortar based chains which consumers used to visit to rent DVDs have either disappeared or consolidated in recent years. The Company believes it is positioned to be a direct beneficiary of the shift from traditional retail stores to kiosks, and believes the use of new cutting edge delivery technology will appeal to consumers. The Company believes it is also well positioned to take advantage of the public acceptance of kiosk DVD rentals in the market place.

The newness of the kiosk platform technology, which the Company is employing, should enable the Company to be opportunistic and take advantage of technologies that did not exist as recently as eighteen months ago. For example, a unique feature of the Company’s kiosk allows for the simultaneous rental and return of DVDs, reducing wait time by customers making a return, a major concern of consumers. In the future, when the physical dispensing of DVDs is augmented by over the air streaming or downloading of movies and other content, the Company’s kiosks will be easily upgraded to provide for the non-physical delivery of content.

The Company’s new kiosks which will start to be deployed in the fourth fiscal quarter, will include a touch screen for ordering product and a 32 inch high definition flat screen monitor. Initially, the monitor will be used for advertising product available for rental and purchase. In the future, we expect to test third party advertising as a means of generating incremental revenue. We are also exploring the use of 3D LCD display monitors and plan to test these in the future. Previously, the Company had an agreement with 3D Mediacast, Inc. whereby 3D Mediacast was going to provide 3D LCD screens for inclusion with our kiosks. To date, 3D

Mediacast has been unable to finalize its funding and cannot supply screens under the original collaboration agreement with the Company, which the parties agreed to mutually terminate effective as of January 12, 2011.

The Company has an agreement with Modular Conversions to place kiosks in gas station convenience stores being converted from automobile repair facilities. To date, Modular Conversions has not sold any conversions which include our kiosks. We also have an agreement with the Asian American Convenience Store Association to place kiosks in convenience stores and other high traffic locations of their members. They have presented us with an initial list of potential installation sites and we are in the process of evaluating them to see they meet our traffic pattern requirements.

The Company has also entered into a collaboration agreement with Signifi Solutions, Inc., and its sister company Spot Ventures, whereby the Company shall furnish new DVDs and pay the operating costs of their kiosks in exchange for reimbursement of these costs out of revenue and a 50% share of the remaining profits of the kiosks. Both Signifi and Spot are located in Toronto, Canada. As of November 30, 2010, Spot operated 13 kiosks in the Toronto metropolitan area.

Certain Management Changes During the Quarter

Mr. Gregory Sutyak resigned as Chief Financial Officer of the Company as of October 13, 2010. Mr. Ed Roffman was appointed Chief Financial Officer of the Company on October 18, 2010.

Mr. Bill Zabit resigned as President on November 23, 2010. Mr. Zabit left the Company in December 2010.

Greg Waring was appointed President and Chief Operating Officer of the Company on November 23, 2010.

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

The Company is seeking additional equity financing through its previous investors and other high net worth individuals. In addition, it is discussion various lending options in order to obtain financing for kiosks purchases.

Plan of Operations

The Company has been restructured and is in its start-up phase of operation and generated $239 and $578 in revenues during the three and nine months ended November 30, 2010, respectively. This revenue came from two kiosks placed in Pizza Hut locations on a test basis. This test was unsuccessful and the kiosks are no longer in operation. The locations did not generate the required foot traffic to generate the number of rentals required to make the kiosks profitable. In the future, the Company will focus its efforts on higher traffic locations in North America such as grocery stores and convenience stores. The Company, under its previous structure generated $zero and $50,000 in revenues during the three and nine months ended November 30, 2009, respectively. The Company’s revenues during the nine month period ended November 30, 2009 were derived from a one-time payment under a consulting arrangement with a third party in which the Company agreed to assist the third party with its desired investment in a media company in exchange for $50,000 and an ownership position in the investment.

For the three months ended November 30, 2010, the Company’s operating loss amounted to $3,233,197, compared to an operating loss of $63,811 for the three months ended November 30, 2009. For the nine months ended November 30, 2010, the Company’s operating loss amounted to $5,298,273, compared to an operating loss of $82,939 for the nine months ended November 30, 2009. The increase in the operating loss resulted from the increase in general and administrative expenses generated during the three and nine month periods ending November 30, 2010, which was primarily due to a Company restructuring during the first quarter of May 31, 2010. Included in the operating losses above for the three and nine months ended November 30, 2010 is stock compensation expense of $1,647,215 and $2,365,198, respectively. Also included are stock option and warrant expense of $754,364 and $1,588,219, respectively.

The Company has reported a cumulative deficit of $10,203,761 from its inception on March 3, 2000 through November 30, 2010.

Liquidity and Capital Resources

At November 30, 2010, our total assets and liabilities were $1,417,909 and $1,669,751, respectively. Our stockholders’ deficit at November 30, 2010 was $251,842, compared to stockholders’ deficit at February 28, 2010 of $1,122,753.

As of November 30, 2010, the Company had a cash balance of $57,947. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued development efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company has no plans to expand its activities in the motion picture development business.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through unsecured notes payable to stockholders and third parties.

Commitments

Please see Item 1 Notes to Unaudited Condensed Consolidated Financial Statements, Footnotes 5 and 10 for a summary of the Company’s obligations and commitments.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2010, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of November 30, 2010 is as follows:

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

On May 4, 2010 the Company completed the acquisition of EntertainmentXpress under the terms of the Amended and Restated Exchange Agreement. This acquisition has materially impacted the Company’s internal controls over financial reporting. In connection with the Exchange Agreement we have acquired a new business and will need to develop internal controls that encompass that business. In addition, we have experienced a change in control in the management of the Company during the third quarter. During the third quarter ended November 30, 2010, Greg Sutyak resigned as our Chief Financial Officer and Ed Roffman was appointed as the Company’s Chief Financial Officer.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 17, 2010, Richard Waxman and Imran Sayeed, two former employees of EntertainmentXpress, filed a lawsuit in the Superior Court of California, County of San Francisco, against the Company, EntertainmentXpress, Garrett Cecchini and George Mainas. The complaint relates to the previous employment of the plaintiffs with EntertainmentXpress. The Company, EntertainmentXpress and Garrett Cecchini entered into a settlement agreement dated July 15, 2010 with Richard Waxman and Imran Sayeed. The plaintiffs have dismissed the complaint against the Company, EntertainmentXpress and Garrett Cecchini in consideration for the Company’s issuance of 300,000 shares of Company common stock and the Company’s payment of $138,671 in satisfaction of their judgment against the Company. The Company recorded $102,690 in compensation expense in the three months ended August 31, 2010 for the issuance of the 300,000 shares of stock As of the date of this report, the Company and Mr. Mainas are in negotiations of a settlement agreement for the dismissal of the lawsuit as it relates to Mr. Mainas, and the Company has agreed to indemnify Mr. Mainas relating to the lawsuit.

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

We depend upon third-party manufacturers, suppliers and service providers for key components and substantial support for our rental services machines and equipment. We depend on outside parties to manufacture our digital media kiosks. We intend to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturers and suppliers. Third-party manufacturers may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for digital media kiosks, we may be unable to meet such demand due to manufacturing constraints. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining digital media kiosks, any of which could seriously harm our business, financial condition and results of operations.

There are many risks related to our rental services business that may negatively impact our business. The home video industry is highly competitive with many factors affecting our ability to profitably manage our rental services business. We plan to develop a nationwide infrastructure of digital media kiosks. The home video distribution market is rapidly evolving as new technologies and distribution channels are being developed to compete for market share. Competitive distribution channels include traditional specialty retailers such as Blockbuster, mail services such as NetFlix, pay/per/view services through cable companies, Internet based media such as YouTube. There is no assurance that the digital media kiosk channel will maintain or achieve additional market share over the long-term, and if it does not, our business, operating results and financial condition will be materially and adversely affected.

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through November 30, 2010, we had cumulative deficit of ($710,320,478) and we had net loss in the quarter ended November 30, 2010 of ($3,095,063). We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

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

The loss of key personnel and an inability to attract and retain additional personnel could affect our ability and the ability of our subsidiaries to successfully grow our and their business.

We are highly dependent upon the continued service and performance of our senior management team and key technical, marketing and production personnel, some of whom have formed critical relationships with the companies with whom we have contracts. The loss of these key employees, who are “at will” and may terminate his or her employment relationship with us at any time, may significantly delay or prevent the achievement of our business objectives and the business objectives of our subsidiaries.

We believe that our future success and the success of our Company will also depend in part on our continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals from numerous technology, marketing, financial services and manufacturing companies. We may not be able to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or we may be required to pay increased compensation in order to do so. Our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

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

On September 1, 2010, the Company issued 211,540 shares of restricted Company common stock to Mr. Corbin Bernsen in exchange for services rendered. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the three and nine months ended November 30, 2011, the Company recorded consulting expense of $380,772 related to this Agreement.

From September 22, 2010 through September 30, 2010, the Company sold 951,429 shares of restricted Company common stock to 9 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 931,429 shares of restricted common stock at $.70 per share for a term of 3 years, and issued warrants to purchase 20,000 shares of restricted common stock at $1.00 per share for a term of 1 year. The investors receiving the 931,429 shares and 946,429 warrants with a $.70 exercise price were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The aggregate consideration received by the Company from the sale of securities included $649,500 in cash and $22,500 in cancellation of the Company’s payment obligation under a teaming agreement. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On September 27, 2010, in connection with the Company entering into a consulting agreement with Joseph Abrams, the Company agreed to issue 900,000 shares of restricted Company common stock to Mr. Abrams or his assignees. The consulting agreement provides that the Company may repurchase 300,000 of the shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before December 15, 2010, and may repurchase 300,000 shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before March 15, 2011. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the three and nine months ended November 30, 2011, the Company recorded consulting expense of $187,250 related to this Agreement.

Effective October 12, 2010, the Company issued 20,000 shares of restricted Company common stock to one individual serving as consultant to the Company. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expenses of $60,000 during the quarter ending November 30, 2010.

On October 18, 2010, the Company appointed Ed Roffman as the Chief Financial Officer of the Company. In connection with Mr. Roffman’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 180,000 shares of Company common stock to with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 15,000 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Roffman in connection with the issuance. The Company recorded $28,500 in compensation expense for the three months ended November 30, 2010.

On October 26, 2010, the Company issued 15,000 shares of restricted Company common stock to DVD Kiosk Solutions as part of a settlement of a dispute. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by DVD Kiosk Solutions in connection with the issuance. The Company recorded $29,850 in expense for the three months ended November 30, 2010.

On November 22, 2010, the Company appointed Gregory Waring as President and Chief Operating Officer of the Company. In connection with Mr. Waring’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 250,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 20,833 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Waring in connection with the issuance. The Company recorded $0 in compensation expense for the three months ended November 30, 2010.

On November 24, 2010, the Company issued 375,000 shares to Mr. Mark Smith, a former Chief Financial Officer of the Company, in connection with a settlement agreement with the Company. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Smith in connection with the issuance. The Company recorded $412,500 in compensation expense for the three months ended November 30, 2010.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

Effective as of January 12, 2011, the Company and 3D Mediacast, Inc. mutually agreed to terminate the Collaboration Agreement dated July 5, 2010 and neither party has any further obligations to the other party under the terminated agreement.

Item 6.	Exhibits.

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description

10.20	Waring Employment Agreement

10.21	Roffman Employment Agreement

10.22	Collaboration Agreement with Spot Ventures

10.23	Mainas Subscription Agreement

10.24	Mainas Warrant

10.25	Termination Agreement with 3D Mediacast, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: January 14, 2011		/S/ MARTIN W. GREENWALD
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer