Form 10-K
period 2011-02-28
PUBLIC MEDIA WORKS INC
filed 2011-06-03
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2330 Marinship Way, Suite 300 Sausalito, California	94965
(Address of principal executive offices)	(Zip Code)

(415) 331-7700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

As of May 27, 2011, the registrant had 32,295,294 shares of its common stock issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

The Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), are engaged in the business of offering self-service kiosks which deliver DVD movies to consumers.

Public Media Works, Inc. has historically been engaged in the development, production, marketing and distribution of film, music and television entertainment titles. The Company has an ownership interest in several film and television projects, but expects no revenue from these projects. As of May 4, 2010 with the acquisition of Entertainment Xpress, Inc., the Company has focused exclusively on its kiosk business and intends to continue this focus going forward. In March 2011, the Company installed its first 25 kiosks under the DBA of “Spot. The difference™”.

In order to maintain clarity in this report, references to the business of the Company’s subsidiary EntertainmentXpress and references to the “Company,” “we,” “us” “our,” “Spot,”, Spot Rentals,” or Spot. The difference” refer to the combined businesses of Public Media Works, Inc. and EntertainmentXpress after May 4, 2010.

EntertainmentXpress Acquisition

The Company completed its share exchange of EntertainmentXpress on May 4, 2010. The Company owns 100% of the outstanding shares of EntertainmentXpress, which is a subsidiary of the Company. EntertainmentXpress subsidiary is currently inactive. While our initial test marketing in mid-2010 was under the EntertainmentXpress brand, with the beta test of our new kiosks in March 2011, we began be using the brand “Spot Rentals™” and “Spot. The difference™” tag line.

PMW Business Description

PMW is deploying self-service kiosks which deliver DVD movies to consumers under the trade name “Spot Rentals™” or “Spot. The difference™.” The kiosks provide consumers the ability to rent and purchase DVD movies and potentially other products. The Company plans to locate the kiosks immediately outside of, or in, grocery stores, convenience stores and other high-traffic, public venues.

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

The newness of the kiosk platform technology, which the Company is employing, should enable the Company to be opportunistic and take advantage of technologies that did not exist as recently as eighteen months ago. For example, one unique feature of the Company’s kiosk allows for the simultaneous rental and return of DVDs, reducing wait time by customers making a return, a major concern of consumers. In the future, when the physical dispensing of DVDs is augmented by over the air streaming or downloading of movies and other content, the Company’s kiosks have the capacity to provide for the non-physical delivery of content.

The Company’s new kiosks, which began being beta tested in March 2011, include a touch screen for ordering product and a 32 inch high definition flat screen monitor. Initially, the monitor will be used for advertising product available for rental and purchase. In the future, we expect to test third party advertising as a means of generating incremental revenue. We are also exploring the use of 3D LCD display monitors and expect to test these in the future.

The Company has entered into a collaboration agreement with Signifi Solutions, Inc., and its sister company Spot Ventures, whereby the Company shall furnish new DVDs in exchange for reimbursement for the costs of these DVDs out of revenue and a 50% share of the remaining profits of the kiosks. Both Signifi and Spot are located in Toronto, Canada. As of February 28, 2011, Spot operates 6 kiosks in the Toronto metropolitan area and revenue has been minimal. The Company is currently evaluating if it wants to continue this arrangement.

Our core business model focuses on responding to the demand of film and television producers for access to consumers in real-time by offering self-service digital media through kiosks where consumers can rent or purchase movies and other digital media. Our goal is to create superior kiosk and digital network technologies.

We are planning to install Spot DVD rental kiosks at high traffic consumer retail establishments, including grocery stores and convenience stores. Our digital media kiosks supply the functionality of a traditional video rental store, yet typically occupy an area of less than ten square feet. Consumers use a touch screen to select their DVD, swipe a valid credit or debit card, and receive their selection(s). The process is designed to be fast, efficient and fully automated with no membership fees. Our business plan is modeled after the success of other publicly-traded kiosk rental companies, such as Coinstar’s (NasdaqGS: CSTR) redbox DVD rental business.

We plan to generate revenue primarily through fees charged to rent or purchase a DVD, and pay retailers a percentage of our revenue. We charge flat rental fees per night and if the consumer chooses to keep the rental(s) for additional nights, the consumer will be charged for each additional night. The kiosks are equipped to accept payment by credit card and debit card, which allows us to charge for additional nights, or the failure to return a DVD.

Our kiosks are also equipped with a flatscreen display that can display advertising and be tailored to specific venue promotions. We also may sell advertising space on our rental services kiosks and offer retail partner branded kiosks.

As previously announced, neither the Company’s teaming agreement with the Asian American Convenience Store Association for the placement of DVD rental kiosks in convenience stores, nor the teaming agreement with Modular Conversions for the placement and financing of DVD rental kiosks in gas station convenience stores, has resulted in the placement or financing of any DVD rental kiosks. The Company’s business model has been refined over time, and we do not believe either of these agreements are necessary for the full execution of our business plan.

Company Intellectual Property

PMW owns and maintains the Internet domain names www.publicmediaworks.com, www.spotrentals.com as well as www.entertainmentxpress.com. PMW has also registered numerous Internet domain names for specific projects. PMW owns a service mark for “PublicFilmWorks” and has a license agreement to use the trademarks “Spot Rentals™” and “Spot. The difference™.” PMW may also protect various other words, names, symbols, and devices that are used with goods produced by PMW to distinguish them from those produced by others through the use of trademarks, and will identify and distinguish the source of several of its services through the use of service marks. These would include “Public Media Works” its logo, “Spot Rentals™” and “Spot, The difference™.” PMW has not filed applications to protect any other trade or service marks, and there can be no assurances PMW will receive such trade or service mark protection.

Market and Competition

Competitors in the field are kiosk providers, such as redbox and NCR/Blockbuster Express, which essentially rent movie titles on DVD. Redbox has expressed the opinion that the kiosk DVD business is still in its nascent state. Redbox’s revenues for 2010 were $1.16 billion, an increase of 50% from 2009 revenue of $774 million. Redbox reported that it had installed 30,200 kiosks through December 2010, an increase of approximately 8,000 from year end 2009. NCR/Blockbuster has installed approximately 10,000 kiosks through 2010.

Redbox’s current strategy is to roll out kiosks into large retailers such as Wal-Mart and CVS. The Company believes this opens the door for it to focus on small and medium sized retail chains. Beyond redbox and Blockbuster, there are estimated to be over 1,000 small providers of kiosks in North America and Canada.

The other large competitor, Netflix, in packaged media distribution, does not provide their consumers with instant gratification, instead requiring the consumer to wait for programming delivered by mail. Netflix has a streaming video business model which is in the early stages.

We intend to distinguish ourselves from the competition by offering a richer, faster and more compelling consumer experience. We will offer distribution partner-branded kiosks, implementing a fully integrated solution for in-store advertising, and in the future, offer kiosks rich in multiple platforms such as physical and digital content.

Government Regulation and Self-Regulating Associations

Our business will be subject to federal, state and local laws and government regulations, including laws relating to access to machines in public places, credit card and debit card transactions, consumer protection, consumer privacy and data protection. The application of existing laws or the enactment of new laws or regulations may materially impact the way we are required to conduct operations. The Company’s costs for compliance with environmental laws are negligible.

Employees

As of the date of this report, the Company employs 6 individuals. The Company considers its relations with its employees to be good. The Company’s CEO, President and CFO have employment agreements which have been previously filed with the Securities and Exchange Commission.

Seasonality

We believe we will experience seasonality in our revenue from renting DVD’s, with higher revenue in the summer months and lower revenue in September and October in part due to the beginning of the school year. As our business is dependent on new releases from the major movie and television studios any change in their release schedule will impact our revenue.

Manufacturing

We have entered into an agreement to secure our kiosks from Signifi Solutions (Signifi), located outside Toronto, Canada, for distribution of a custom manufactured kiosk and related software. We have customized Signifi’s kiosk to allow simultaneous rental and return as well as to accommodate a 32 inch monitor. Additionally, the kiosk is fully compliant with the Americans with Disability Act. We believe that this outsourced approach allows us to reduce operating expenses and capitalize on Signifi’s experience and economies of scale.

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

Publicly Available Information

We meet information reporting requirements of the Securities and Exchange Act of 1934 by filing, and furnishing to the Securities and Exchange Commission (“SEC”), reports including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as amendments thereto. These reports and related materials are available at the SEC website, www.sec.gov and the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. We make these reports and related materials available, as soon as reasonably practicable after we electronically deliver such materials to the SEC, free of charge on the “News and Events” section of our website, www.spotrentals.com.

ITEM 1A RISK FACTORS

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings with the SEC. Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

BUSINESS RISKS

Our business is dependent upon our ability to secure contracts with retailers and our inability to secure contracts or the termination of contracts with one or more of our significant retailers could seriously harm our business, financial condition and results of operations. The success of our business depends in large part on our ability to secure and maintain contractual relationships with retailers in high traffic locations such as convenience stores and grocery stores. We are only beginning to secure concession rights with retailers. If these retailers cancel our concession rights, or if we are unsuccessful in securing concession rights with additional retailers our business, financial condition and results of operations will suffer.

We will need to secure substantial capital in order to finance the placement of kiosks with retailers. Our business model requires us to purchase the kiosk from our vendor before we place it with the retailer. If we are successful in securing retail locations we will need substantial additional capital to procure additional digital media kiosks.

We depend upon third-party manufacturers for key components for our rental kiosks. We depend on outside parties to manufacture our digital media kiosks. In March 2011, we installed 25 initial trial machines and intend to continue to expand our installed base of machines and equipment. Such expansion may be limited by the manufacturing capacity of our third-party manufacturer. This third-party manufacturer may not be able to meet our manufacturing needs in a satisfactory and timely manner. If there is an unanticipated increase in demand for digital media kiosks, we may be unable to meet such demand due to manufacturing constraints. If we are unable to obtain sufficient quantities of components or to locate alternative sources of supply on a timely basis, we may experience delays in installing or maintaining digital media kiosks, any of which could seriously harm our business, financial condition and results of operations.

We depend upon third-party service providers for loading new DVD’s and servicing our kiosks. We rely on third-party service providers for substantial support and service efforts that we currently do not provide directly. In particular, we contract with third-party providers to arrange for loading and unloading DVDs from our kiosks, as well as to provide limited servicing of our machines. We currently contract with a provider for this servicing. We do not currently have, nor do we expect to have in the foreseeable future, the internal capability to provide back-up servicing in the event of a sudden disruption in service from servicer. Any failure by us to maintain our existing servicing relationship or to establish new relationships on a timely basis or on acceptable terms could harm our business, financial condition and results of operations.

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

We face competition from much larger and well-established companies. We face competition from much larger and well-established companies. Our competition is not only from other independent digital media rental service providers, but also from other providers of movie and video game content, from traditional stores, such as Blockbuster, to other self-service kiosks, such as redbox, to online or postal providers, such as Netflix, to other movie distribution rental channels, such as pay-per-view, video-on-demand, online streaming, premium television, basic cable, and network and syndicated television, many of whom may be more experienced in the business or have more resources than we do or otherwise compete with us in this segment of our business as described above. All of these competitors have or may have greater financial resources, production, sales, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, and more experience in research and development than we have. As a result, our competitors may have greater credibility with our existing and potential customers. Further, because most of our target market is already using rental services from one or more of our competitors, our success is dependent upon our ability to attract customers away from their existing providers.

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

If we do not manage our DVD inventory effectively, our business, financial condition and results of operations could be materially and adversely affected. A critical element of our rental services business model is to optimize our inventory of DVD titles and copy depth to achieve satisfactory availability rates to meet consumer demand while also maximizing margins. If we do not timely acquire sufficient titles, due to, for example, not correctly anticipating demand, intentionally acquiring fewer copies than needed to fully satisfy demand or the lack of available titles, we may not appropriately satisfy consumer demand, which could decrease consumer satisfaction and we could lose consumers to competitors. Conversely, if we attempt to mitigate this risk and acquire a larger number of copies to achieve higher availability rates for select titles or a wider range of titles, our inventory utilization would become less efficient and our margins for rental services would be adversely affected. Our ability to accurately predict consumer demand as well as market factors, such as our ability to obtain satisfactory distribution arrangements, may impact our ability to timely acquire appropriate quantities of certain DVD titles. In addition, if we are unable to obtain or maintain favorable terms from our suppliers with respect to such matters as timely movie access, copy depth and product returns, among others, or if the price of DVDs increases or decreases generally or for certain titles, our inventories may become unbalanced and our margins may be adversely affected.

DVD copyright holders (Major movies studios) may insist we delay release of new movies as they have with redbox and Blockbuster Express. The major movie studios have entered into agreements with both redbox and BlockbusterExpress whereby redbox and Blockbuster Express do not offer these studios movies until 28 days after the movies have been available for sale. We are not currently subject to this agreement. A delay in our ability to rent certain studios’ DVD titles pursuant to a delayed rental window may negatively affect consumer satisfaction and demand, and we could lose consumers to our competitors because of the timing of our inventory. This could have a material adverse effect on our business, financial condition and results of operations.

Our business can be adversely affected by severe weather, natural disasters and other events beyond our control, such as earthquakes, fires, power failures, telecommunication loss and terrorist attacks. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. For example, the Company’s strategy is to place a group of kiosks in one geographic area to allow for more economical marketing and support efforts. The initial 25 kiosks are all in the Riverside, California area, which is near major earthquake faults. Any disruptions, whether due to inadequate back-up or disaster recovery planning, failures of information technology systems, interruptions in the communications network, or other factors, could seriously harm our business, financial condition and results of operations.

In addition, our operational and financial performance is a direct reflection of consumer use of and the ability to operate and service the DVD kiosks used in our business. Severe weather, natural disasters and other events beyond our control can, for extended periods of time, significantly reduce consumer use of our products and services as well as interrupt the ability of our employees and third-party providers to operate and service our equipment and machines. In some cases, severe weather, natural disasters and other events beyond our control may result in extensive damage to, or destruction of, our infrastructure and equipment, including loss of machines used to provide our products and services, which losses may not be fully covered by insurance.

Defects, failures or security breaches in and inadequate upgrades of, or changes to, our operating systems could harm our business. The operation of our DVD businesses depends on sophisticated software, hardware, computer networking and communication services that may contain undetected errors or may be subject to failures or complications. These errors, failures or complications may arise particularly when new, changed or enhanced products or services are added. Future upgrades, improvements or changes that may be necessary to expand and maintain our business could result in delays or disruptions or may not be timely or appropriately made, any of which could seriously harm our operations.

Further, certain aspects of the operating systems relating to our business are outsourced to third-party providers, including internet connectivity. Accordingly, the effectiveness of these operating systems is, to a certain degree, dependent on the actions and decisions of third-party providers over whom we may have limited control.

Events outside of our control, including the current economic environment could negatively affect, consumers’ use of our products and services. Our consumers’ use of our products is dependent on discretionary spending, which is affected by, among other things, economic and political conditions, consumer confidence, interest and tax rates, and financial and housing markets. With economic uncertainty affecting our potential consumers, we may be impacted by more conservative purchasing tendencies with fewer non-essential products and services purchases during the coming periods if the current economic environment continues.

Further, our ability to obtain additional funding in the future, if and as needed, through equity issuances or loans, or otherwise meet our current obligations to third parties, could be adversely affected if the economic environment continues to be difficult. In addition, the ability of third parties to honor their obligations to us could be negatively impacted, as retailers, suppliers and other parties deal with the difficult economic environment. Finally, there may be consequences that will ultimately result from the current economic conditions that are not yet known, and any one or more of these unknown consequences (as well as those currently being experienced) could potentially have a material adverse effect on our financial condition, operating results and liquidity, as well as our business generally.

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

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 28, 2010, we had cumulative net losses of $12,835,921 and we had net loss in the year ended February 28, 2010 of $7,676,352. We expect that our expenses may increase substantially as we continue to develop our products and services. In addition, as a public company our general and administrative expenses may increase significantly. As a result, we expect to continue to incur losses for the foreseeable future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended February 28, 2011 and February 28, 2010.

We cannot assure you that we will be able to generate sufficient revenue to fund our business. If we cannot continue as a going concern, we may need to substantially revise our business plan or cease operations.

We are an early stage company with a limited operating history and no significant revenues. We were formed in March 2000. From that time until May 2010, we engaged in the film and television production. We recorded only $230,875 in revenues since our date of inception in this business and have exited the business. We are just entering the DVD kiosk rental business. Our ability to implement a successful business plan remains unproven and no assurance can be given that we will ever generate sufficient revenues to sustain our business. We cannot assure that our future operations will be implemented successfully or that we will ever have profits. If we are unable to sustain our operations, we will be forced to cease operations entirely. Furthermore, we are experiencing the initial costs and uncertainties of a newly formed business, including additional expenditures, unforeseen costs and difficulties, complications, and delays, all of which must be resolved and/or paid without the benefit of a predictable revenue stream. These risks and uncertainties include the following:

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

We may not have the ability to pay our convertible notes when due. The Company has two notes due on June 30, 2013 totaling $776,244 in principal and interest, and has pledged all of its assets against one of the notes. The notes bear interest at the rates of 8 and 9% per annum with interest payable at maturity. The Company does not have sufficient capital to repay the notes as of the date of this report, and may not have sufficient capital to repay the notes when due. Additionally, the Company may be required to obtain the consent of the secured noteholder to subordinate his note as a condition of receiving additional financing, and the secured noteholder may not agree to such subordination. The Company’s inability to obtain subordination from the secured note holder, if required, may prevent the Company from obtaining additional financing and have a material adverse effect on the Company. Also, the Company’s inability to repay the notes when due would permit the noteholders to exercise remedies against the Company, including the secured parties’ rights in the assets of the Company, which would have a material adverse effect on the Company.

Conversion of our convertible notes into common stock could result in additional dilution to our stockholders. Upon satisfaction of certain conversion conditions (including conditions outside of our control, such as market price or trading price) and proper conversion of the Notes by a holder, we may be required to deliver shares of our common stock to a converting holder. The Notes are convertible at $4.00 per share, at the holder’s option. If shares of our common stock are issued due to conversion of some or all of the Notes, the ownership interests of existing stockholders would be diluted. Further, any sales in the public market of any shares of common stock issued upon conversion or hedging or arbitrage trading activity that develops due to the potential conversion of the Notes could adversely affect prevailing market prices of our common stock.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business. We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002. We, like all other public companies, must incur additional expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. If, in the future, management identifies one or more material weaknesses, or our external auditors are unable to attest that our management’s report is fairly stated or to express an opinion on the effectiveness of our internal controls, this could result in a loss of investor confidence in our financial reports, have an adverse effect on our stock price and/or subject us to sanctions or investigation by regulatory authorities. Also, it may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional staff in order to develop and implement appropriate internal controls and reporting procedures.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

None

I TEM 2. PROPERTIES

The Company subleases 3040 square feet of class A office space. The monthly rent is $7,448. The lease expires on April 30, 2012. The space is located at 2330 Marinship Way, Suite 300, Sausalito, California 94965, and is in good condition. In March 2011, the Company began sub-leasing a portion of this space to an unrelated company for $2,500 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings as of the date of this report.

I TEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER SALES OF EQUITY SECURITIES

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

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 28, 2011
FIRST QUARTER (3/1/10 to 5/31/10)	$1.80	$.18
SECOND QUARTER (6/1/10 to 8/31/10)	$2.00	$.40
THIRD QUARTER (9/1/10 to 11/30/10)	$3.90	$1.00
FOURTH QUARTER (12/1/10 to 2/28/11)	$1.03	$.38
FISCAL YEAR ENDING FEBRUARY 28, 2009
FIRST QUARTER (3/1/09 to 5/31/09)	$.29	$.19
SECOND QUARTER (6/1/09 to 8/31/09)	$.25	$.11
THIRD QUARTER (9/1/09 to 11/30/09)	$.55	$.25
FOURTH QUARTER (12/1/09 to 2/28/09)	$.55	$.02

Holders

As of May 11, 2011, 32,295,294 shares of our common stock were issued and outstanding, and held by approximately 625 shareholders of record.

Transfer Agent

Our transfer agent is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Dividends

We have not paid any cash dividends on our common stock since our inception and do not anticipate or contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On November 12, 2007, our board of directors approved our 2007 Equity Incentive Plan which provides for the issuance of up to 1,000,000 options to purchase shares of our common stock. The 2007 Equity Incentive Plan has been approved by our board of directors. On August 2, 2010, our board of directors approved our 2010 Equity Incentive Plan which initially provided for the issuance of up to 3,500,000 options to purchase shares of our common stock. On March 7, 2011, the board of directors approved increasing the authorized shares under the plan to 6,000,000 options. Although the 2010 Equity Incentive Plan has been approved by our board of directors, our stockholders will be asked to approve the 2010 Plan at our next shareholder meeting scheduled for June 6, 2011. The table below sets forth information as of February 28, 2011, with respect to compensation plans under which our common stock is authorized for issuance

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
4,005,000	$.99	3,095,000

Recent Sales of Unregistered Securities

Between June 7, 2010 and August 3, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $59,500 in cash. The accredited investors received 59,500 shares of restricted common stock and 59,500 warrants to purchase additional shares of the Company’s common stock at $1.25 per share. The warrants have a term of 1 year. As of February 28, 2011, the accredited investors held 59,500 warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Between August 9, 2010 and August 31, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $301,000 in cash. The accredited investors received 430,000 shares of common stock and 430,000 warrants to purchase additional shares of the Company’s common stock at $0.70 per share. The warrants have a term of 3 years. As of February 28, 2011, the accredited investors held 420,000 warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On July 15, 2010, the Company issued a total of 300,000 shares of common stock to Richard Waxman (150,000 shares) and Imran Sayeed (150,000 shares) as part of a negotiated settlement agreement. The Company recorded $102,690 in compensation expense in the year ended February 28, 2011. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individuals in connection with the issuance of shares.

On September 1, 2010, the Company issued 211,540 shares of restricted Company common stock to Mr. Corbin Bernsen in full payment for services rendered. The shares of the Company’s common stock were restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the year ended February 28, 2011, the Company recorded consulting expense of $253,848 related to this Agreement.

From September 22, 2010 through September 30, 2010, the Company sold 951,429 shares of restricted Company common stock to 9 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 926,429 shares of restricted common stock at $.70 per share and 5,000 shares at $1.00 per share for a term of 3 years, and issued warrants to purchase 20,000 shares of restricted common stock at $1.00 per share for a term of 1 year. The investors receiving the 931,429 shares and 946,429 warrants with a $.70 exercise price were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The aggregate consideration received by the Company from the sale of securities included $649,500 in cash and $22,500 in cancellation of the Company’s payment obligation under a teaming agreement. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On September 27, 2010, in connection with the Company entering into a consulting agreement with Joseph Abrams, the Company issued 900,000 shares of restricted Company common stock to Mr. Abrams or his assignees. The consulting agreement provides that the Company may repurchase 300,000 of the shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before December 15, 2010, and may repurchase 300,000 shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before March 15, 2011. The shares of the Company’s common stock were restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the year ended February 28, 2011, the Company recorded consulting expense of $730,325 related to this Agreement.

In October 2010, one holder of a warrant in the amount of $10,000 shares elected to exercise the warrant, and paid $10,000 to the Company. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act.

Effective October 12, 2010, the Company issued 20,000 shares of restricted Company common stock to one individual serving as consultant to the Company. The shares of the Company’s Common Stock were restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expenses of $34,000 during the year ended February 28, 2011.

On October 18, 2010, the Company appointed Ed Roffman as the Chief Financial Officer of the Company. In connection with Mr. Roffman’s appointment, the Company entered into an employment agreement with him pursuant to which he received 180,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 15,000 shares per month for a period of 12 months. The shares of the common stock were restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Roffman in connection with the issuance. The Company recorded $118,415 in compensation expense for the year ended February 28, 2011.

On October 26, 2010, the Company issued 15,000 shares of restricted Company common stock to DVD Kiosk Solutions as part of a settlement of a dispute. The shares of the common stock were restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by DVD Kiosk Solutions in connection with the issuance. The Company recorded $29,850 in expense for the year ended February 28, 2011.

On November 22, 2010, the Company appointed Gregory Waring as President and Chief Operating Officer of the Company. In connection with Mr. Waring’s appointment, the Company entered into an employment agreement with him pursuant to which he received 250,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 20,833 shares per month for a period of 12 months. The shares of the common stock were restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Waring in connection with the issuance. The Company recorded $92,349 in compensation expense for the year ended February 28, 2011.

On November 24, 2010, the Company issued 375,000 shares to Mr. Mark Smith, a former Chief Financial Officer of the Company, in connection with a settlement agreement with the Company. The shares of the common stock were restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Smith in connection with the issuance. The Company recorded $412,500 in compensation expense for the year ended February 28, 2011.

From December 13, 2010 through February 28, 2011, the Company sold 4,700,400 shares of restricted Company common stock to 34 accredited investors for a total of $1,175,100. In connection with the issuance of common stock, the Company also issued warrants to purchase 4,700,400 shares of restricted common stock at $1.00 per share for a term of 3 years. In addition, the Company agreed to convert $524,490.50 of debt (including accounts payable, as well as ling-term debt and related accrued interest) on the same terms issuing 2,097,962 shares and warrants. The investors were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

In February 2011, one holder of a stock option in the amount of 100,000 shares elected to exercise the stock option, using the cashless exercise feature of the option. The Company issued 68,750 shares of common stock. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act.

From December through February 2011, the Company issued 82,000 shares of restricted common stock to five individuals serving as consultants to the Company. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expense of $77,900 during the year ended February 28, 2011.

On May 23, 2011, the Company entered into an Agreement with George Mainas, Mainas Development Corporation (collectively “Mainas”) and Del Rey Management L.P. (“Del Rey”) whereby Del Rey purchased $250,000 of the debt due the Company to Mainas. The Company agreed to allow Del Rey the option to convert this debt into 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreement. Also, on May 23, 2011, Del Rey notified the Company that it was exercising this option to convert. The shares of Company common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Repurchases of Equity Securities by the Company and Affiliates

None

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY INFORMATION

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

Overview

The Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), are engaged in the business of offering self-service Kiosks which deliver DVD movies to consumers.

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

Results of Operations

The Company’s revenues for the fiscal years ended February 28, 2011 and February 28, 2010 were $7,139 and $50,000, respectively. Revenue in fiscal year 2010, came from a one-time payment for consulting services whereby the Company agreed to assist the third party with its desired investment in a media company. Fiscal 2011 revenue came from an unsuccessful early test of kiosks in Pizza Hut restaurants and two months of revenue from our Canadian venture. The restaurant did not have the required foot traffic to generate the number of rentals required to make the kiosks profitable. In the future, we plan to focus our efforts on higher traffic locations in North America such as grocery stores and convenience stores.

The Company’s operating expenses for the fiscal year ended February 28, 2011 were 7,561,857 as compared to $75,399 for the fiscal year ending February 28, 2010. This increase in operating expenses is attributed to new management after the share exchange agreement and the resulting operational expansion as we geared up to enter the kiosk-based DVD rental business. Included in operating expenses is $5,738,653 of stock compensation expense, related to restricted stock grants to employees and consultants, stock issuances to settle disputes with both vendors and former employees and employee and consultant stock option grants. An additional $735,190 was spent on outside consultants including legal fees $306,330, investor relations specialists $70,000 and other outside consultant in marketing, sales and finance $317,703.

As a result of the above, the Company had a net loss of $7,676,352 for the fiscal year ended February 28, 2011, compared to a net loss of $108,435 for the fiscal year ended February 28, 2010.

The Company reported a cumulative net loss of $12,835,921 from inception through February 28, 2011.

Liquidity and Capital Resources

The Company’s net cash used by operating activities increased from $49,761 for the fiscal year ended February 28, 2010 to $1,545,546 for the fiscal year ended February 28, 2011. This increase is due to costs preparing to expand our business relating to the 25 kiosks to be placed into operation in March 2011. In this regard during the year, the company expanded from four part-time consultants to six employees augmented by marketing and investor relations consultants. We also placed deposits on twenty-five kiosks totaling $394,206.

We owe $855,185 in a series of notes to various third parties affiliated with the Company though share ownership.

We do not currently have unused credit facilities available to us. To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through secured and unsecured notes payable to stockholders and third parties. There can be no assurances that the Company will be able to continue to sell its equity or borrow money to fund its operations.

Commitments

As of February 28, 2011 the Company has aggregate outstanding notes payable and accrued interest balances of approximately $855,185, under the following obligations:

1. On August 30, 2000, the Company and George Mainas, a member of the Board of Directors of the Company and a shareholder, entered into a promissory note bearing interest at 8% per annum. As of February 28, 2010, the Company had an outstanding balance of $465,409 under the promissory note, including accrued interest.

2. On August 19, 2004, the Company entered into a line of credit with Mainas Development Corporation, which is wholly-owned by George Mainas. The non-revolving line of credit has a maximum draw-down of $250,000, bears interest of 9% annually, does not maintain an outstanding balance limitation. The outstanding balance on this account as of February 28, 2011 was $310,835 including accrued interest.

3. In July 2008, the Company entered into a promissory obligation to George Mainas to borrow $42,000 bearing interest at 7% per annum.

Effective August 14, 2009, the Company executed a Loan Modification and Security Agreement (the “Loan Agreement”) with George Mainas and Mainas Development Corporation, a corporation wholly-owned by George Mainas, pursuant to which George Mainas and Mainas Development Corporation agreed to extend the repayment date for the Company’s outstanding loan obligations to them described above until December 31, 2009, in consideration of the Company granting a security interest in the Company’s assets to secure repayment of the loan obligations. The description of the terms of the Loan Agreement is qualified by reference to the complete copy of the agreement which is filed as an exhibit to the Company’s Form 8-K filed with the SEC on August 18, 2009 and incorporated herein by reference. Effective December 30, 2009, George Mainas and Mainas Development Corporation agreed to extend the repayment period to February 28, 2010 under the Loan Agreement. On May 4, 2010, in connection with the closing of the Share Exchange Agreement, George Mainas and Mainas Development Agreement entered into an Amendment to the Loan Agreement pursuant to which the parties agreed as follows: (i) the maturity date of all loan obligations under the Loan Agreement shall be extended until June 30, 2013 (the “Maturity Date”); (ii) all principal and accrued interest under the Loan Agreement may be converted into shares of Company common stock at the election of the Mainas parties at any time upon written notice to the Company at a price of $4.00 per share; and (iii) all principal and accrued interest under the Loan Agreement shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock (as quoted on Company’s principal trading market) shall exceed $4.00 per share at any time prior to the Maturity Date. On October 12, 2010, the Company agreed to a modification of the repayment terms to provide that (iii) above be modified as follows: the Company may provide 10 days prior written notice to the Mainas parties of its election to repay at any time prior to the Maturity Date (June 30, 2013), during which ten day period the Mainas parties’ may elect to take repayment or convert the debt at $4.00 per share.

In February 2011, Mr. Mainas converted the 7% Note ($42,000) and its accrued interest($29,665), plus $270,363 of accrued interest on the 8% Note, plus $62,277 of monies due him for company expenses he paid for or a total of $404,305 into units of common stock and warrants at $0.25 per unit (1,617,220 units). One unit consists of one share of common stock and one warrant to purchase a share of common stock at $0.25 per share for three years.

4. June 2010, the Company entered into a promissory note with Mr. Steve Davis which bears interest at 7% per annum. The maturity date under the promissory note is June 30, 2013 (the “Maturity Date”), all principal and accrued interest under the promissory note may be converted into shares of Company common stock at the election of the holder at any time upon written notice to the Company at a price of $4.00 per share, and all principal and accrued interest under the promissory note shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock shall exceed $4.00 per share at any time prior to the Maturity Date.

5. On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. $25,000 of the short-term note has been paid, with the remainder in short-term debt. The long-term note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at any time within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date.

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

Going Concern and Liquidity Matters

The accompanying financial statements of the Company have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company incurred a net loss of $7,676,351 during year ended February 28, 2011, and has incurred net cash outflows from operating activities during the years ended February 28, 2011 and February 28, 2010 of approximately $1,545,546 and $49,761, respectively. Our independent registered public accounting firm reported for 2011 and 2010 that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

As of the date of this report, we are testing our first 25 kiosks in Riverside County California. The kiosks have not yet been deployed long enough to evaluate whether they will be successful in generating sufficient revenue to prove out the business model.

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

Revenue Recognition. The Company recognizes net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company had minimal revenues from DVD movie rentals during the year.

Inventory. Inventory is comprised of our DVD rental library and merchandise inventories held for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. DVD library is capitalized and amortized to estimated salvage value (sales value of used DVDs) on a straight-line basis to direct operating expense over the average estimated usage periods of the DVDs which is typically four months. The cost of inventory includes the cost purchasing DVDs and to a lesser extent, the labor, overhead and freight in stocking the DVDs rental inventory.

Stock-Based Compensation. Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in operating expenses in the consolidated statement of operations.

Please see the section entitled “Use of Estimates” contained in “Note 2—Summary of Significant Accounting Policies” to our financial statements commencing on page F-7.

Recent Accounting Pronouncements

Please see the sections entitled “Recent Accounting Pronouncements” contained in “Note 2—Summary of Significant Accounting Policies” to our financial statements commencing on page F-7.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the disclosure required by this Item.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Financial Statements” beginning on page F-1.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have determined that as of February 28, 2011, our disclosure controls were not effective for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of February 28, 2011 due to control deficiencies that constituted material weaknesses.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of February 28, 2011:

1.	Management in assessing its internal controls and procedures for fiscal 2011 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

2.	Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of the Company with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, recording and accuracy of accounts payable and accruals, valuation of share based payments, and other equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, including tax reporting, share based payments, accounts payable and accruals and other equity transactions.

In conclusion, our Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of February 28, 2011.

Management’s Remediation Initiatives

The Company is in the process of developing and implementing remediation plans to address its material weaknesses.

Management has identified specific remedial actions to address the material weaknesses described above:

1.	Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company is generating sufficient revenue, or has raised significant additional working capital.

2.	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

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

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended February  28, 2011 that have materially affected or are reasonably likely to materially affect these controls.

ITEM  9B. OTHER INFORMATION

Unregistered Sales of Equity Securities

On May 23, 2011, the Company entered into an Agreement with George Mainas, Mainas Development Corporation (collectively “Mainas”) and Del Rey Management L.P. (“Del Rey”) whereby Del Rey purchased $250,000 of the debt due the Company to Mainas. The Company agreed to allow Del Rey the option to convert this debt into 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreement. Also, on May 23, 2011, Del Rey notified the Company that it was exercising this option to convert. The shares of Company common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On March 7, 2011, Garrett Cecchini resigned as a Director of the Company. On March 25, 2011, Mr. Bryan Subotnick was elected by the board of directors to a position on the board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by Part III under Item 10 has been included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which was filed with the SEC on April 14, 2011, and is incorporated herein by reference.

ITEM  11. EXECUTIVE COMPENSATION

Information required by Part III under Item 11 has been included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which was filed with the SEC on April 14, 2011, and is incorporated herein by reference.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information required by Part III under Item 12 has been included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which was filed with the SEC on April 14, 2011, and is incorporated herein by reference.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Part III under Item 13 has been included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which was filed with the SEC on April 14, 2011, and is incorporated herein by reference.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Part III under Item 14 has been included in our Proxy Statement for the 2011 Annual Meeting of Stockholders, which was filed with the SEC on April14, 2011, and is incorporated herein by reference.

PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description
2.1	Exchange Agreement dated as of March 24, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (1)

2.2	Amended and Restated Share Exchange Agreement dated as of April 23, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (14)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation (3)

3.3	Bylaws (4)

3.4	Amended Bylaws (5)

3.5	Certificate of Amendment of Certificate of Incorporation (6)

10.1	Promissory Note with George Mainas dated August 30, 2000 (7)

10.2	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (7)

10.3	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (5)

10.5	2007 Equity Incentive Plan (8)

10.9	Loan Modification and Security Agreement dated August 14, 2009(9)

10.11	Debt Conversion Agreement dated January 12, 2010 (11)

10.13	Amendment to Loan Modification and Security Agreement dated May 4, 2010 (11)

10.14	Sublease Agreement with Camp Counselors USA dated May 1, 2010 (11)

10.15	Collaboration Agreement with 3D Medicast, Inc. dated July 5, 2010 (12)

10.16	Independent Consulting Agreement with Salzwedel Financial Communications, Inc. (13)

10.17	Teaming Agreement with Modular Conversions, LLC dated August 12, 2010 (14)

10.18	Employment Agreement with Martin W. Greenwald dated October 12, 2010 (14)

10.19	2010 Equity Incentive Plan (14)

10.20	Employment Agreement with Gregory Waring dated November 22, 2010(15)

10.21	Employment Agreement with Ed Roffman dated October 18, 2010(15)

10.22	Collaboration Agreement with Signifi Solutions, Inc. and Spot Venture Distribution, Inc. dated November 8, 2010 (15)

10.23	Subscription Agreement with George Mainas dated January 10, 2011(15)

10.24	Warrant Agreement with George Mainas dated January 20, 2011(15)

10.25	Mutual Termination of Collaboration Agreement with 3D Mediacast, Inc. dated January 12, 2011 (15)

10.26	Amendment to Master Purchase Agreement with Signifi Solutions, Inc. dated March 7, 2011 (16)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (10)

21	Listing of Subsidiaries (17)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer (17)

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Financial Officer (17)

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive Officer (17)

32.2	Certification pursuant to 18 U.S.C. §1350 by Chief Financial Officer (17)

(1)	Incorporated by reference from the Company’s report on Form 8-K filed on March 24, 2010
(2)	Incorporated by reference from the Company’s report on Form 8-K filed on October 20, 2008.
(3)	Incorporated by reference from the Company’s Form 8-K filed on September 8, 2003.
(4)	Incorporated by reference from the Company’s Form 10-SB filed on March 9, 2000.
(5)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2 filed September 1, 2004.
(6)	Incorporated by reference from the Company’s report on Form 8-K filed on June 22, 2007.
(7)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2 filed June 29, 2004.
(8)	Incorporated by reference from the Company’s report on Form 8-K filed on November 16, 2007.
(9)	Incorporated by reference from the Company’s report on Form 8-K filed on August 18, 2009.
(10)	Incorporated by reference from the Company’s Form 10K-SB filed on August 18, 2004.
(11)	Incorporated by reference from the Company’s Form 10K- filed on May 10, 2010.
(12)	Incorporated by reference from the Company’s Form 8-K filed on July 15, 2010
(13)	Incorporated by reference from the Company’s Form 8-K filed on August 5, 2010
(14)	Incorporated by reference from the Company’s Form 10Q filed on October 18, 2010
(15)	Incorporated by reference from the Company’s Form 10Q filed on January 14, 2011
(16)	Incorporated by reference from the Company’s Form 8-K filed on March 11,2011
(17)	Attached as an exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: June 3, 2011	/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer

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

/s/ Martin W. Greenwald Martin W. Greenwald	Chief Executive Officer, Director	June 3, 2011

/s/ Ed Roffman Ed Roffman	Chief Financial Officer	June 3, 2011

/s/ Bryan Subotnick Bryan Subotnick	Director	June 3, 2011

/s/ Joseph Merhi Joseph Merhi	Director	June 3, 2011

/s/ Edward Frumkes Edward Frumkes	Director	June 3, 2011

PUBLIC MEDIA WORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Public Media Works, Inc.

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. (the “Company”) as of February 28, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years ended February 28, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. as of February 28, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended February 28, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations through February 28, 2011, it has an accumulated deficit of $12,835,921. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ANTON & CHIA, LLP

Newport Beach, California

May 31, 2011

PUBLIC MEDIA WORKS, INC.

Consolidated Balance Sheets

	February 28, 2011	February 28, 2010
Assets
Current assets:
Cash	$385,888	$44
Accounts receivable, net	6,561	—
Inventory	61,564
Deposits, other	2,500
Prepaid expenses	344,228	—

Total current assets	800,741	44
Deposits on kiosks	394,206	—
Other assets	11,485	—

Total assets	$1,206,432	$44

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities:
Accounts payable and accrued expenses	$271,562	$47,260
Due to stockholders	14,000	29,074
Note payable	27,090	10,667

Total current liabilities	312,652	87,001
Notes payable and accrued interest to stockholders and a related party	855,185	1,035,796

Total liabilities	1,167,837	1,122,797

Stockholders’ equity (deficit)
Common stock $0.0001 par value, 100,000,000 shares authorized 30,208,459 and 5,886,440 issued and outstanding as of February 28, 2011 and 2010, respectively	3,021	588
Additional paid-in capital	12,901,495	4,036,228
Subscriptions receivable	(30,000)	—
Accumulated deficit	(12,835,921)	(5,159,569)

Total stockholders’ equity (deficit)	38,595	(1,122,753)

Total liabilities and stockholders’ equity	$1,206,432	$44

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Consolidated Statements of Operations

For the year ended February 28,

	2011	2010
Revenue	$7,139	$50,000

Cost of Goods Sold	7,077	25,000

Gross Profit	62	25,000

Expenses
General and administrative expenses	6,828,768	24,940
Professional fees	733,090	50,459

Total operating expenses	7,561,858	75,399

Operating loss	(7,561,796)	(50,399)

Other expenses
Interest expense, net	(85,662)	(58,036)
Depreciation expense	(5,188)	—
Loss on disposal of assets	(23,706)	—

Total other expenses	(114,556)	(58,036)

Loss before income taxes	(7,676,352)	(108,435)

Provision for income taxes	—	—

Net loss	$(7,676,352)	$(108,435)

Net loss per common share – basic and diluted	$(0.36)	$(.02)

Weighted average number of shares outstanding – basic and diluted	21,594,114	5,353,632

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 28, 2011 AND FEBRUARY 28, 2010

	Common Stock		Additional Paid-in Capital	Subscription receivable	Accumulated Deficit	Total
	Shares	Amount
Balance – February 28, 2009	5,211,440	$521	$3,969,295		$(5,051,134)	$(1,081,318)
Shares sold for cash	75,000	7	14,993			15,000
Shares issued for services rendered	100,000	10	1,990			2,000
Shares issued for conversion of note principal and interest	500,000	50	49,950			50,000
Net loss					(108,435)	(108,435)

Balance – February 28, 2010	5,886,440	588	4,036,228		(5,159,569)	(1,122,753)
Issuance of shares to acquire EntertainmentXpress	13,685,773	1,369	(1,369)			—
Shares cancelled	(3,250,000)	(325)	325			—
Shares sold for cash	6,176,329	618	2,241,105			2,241,723
Shares issued for conversion of note principal, interest and payables	2,545,962	255	836,326			836,581
Shares issued for exercise of stock option	68,750	7	(7)			—
Shares issued for exercise of stock warrant	10,000	1	9,999			10,000
Shares issued for consulting services rendered	3,863,540	386	2,850,178			2,850,564
Shares issued to employees for services rendered	1,221,665	122	1,202,594			1,202,716
Subscriptions receivable				(30,000)		(30,000)
Warrants issued for cash			173,770			173,770

Share-based compensation in connection with stock option grants			1,552,346			1,552,346
Net loss					(7,676,352)	(7,676,352)

Balance – February 28, 2011	30,208,459	$3,021	$12,901,495	(30,000)	$(12,835,921)	$38,595

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Consolidated Statements of Cash Flows

For the Year ended February 28,

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(7,676,352)	$(108,435)

Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,188	279
Impairment of film development costs	—	25,000
Interest expense accrued but unpaid on convertible debt	85,662
Share based compensation	5,463,485	2,000
Shares issued for services	315,002
Loss on conversion of debt to equity	46,550	—

Changes in operating assets and liabilities:
Accounts receivable	(6,561)	—
Inventory	(61,564)	—
Deposits	(2,500)	—
Prepaid expenses	(27,561)	2,140
Other assets	(11,485)	—
Accounts payable, accrued expenses and accrued interest	323,241	29,255
Due to stockholders	(15,074)
Note payable	16,423	—

Net cash used in operating activities	(1,545,546)	(49,761)

INVESTING ACTIVITIES:
Deposits on kiosks	(394,206)	—
Purchase of equipment	(49,482)	—

Net cash used in investing activities	(443,688)	—

FINANCING ACTIVITIES:
Issuance of common stock for cash	2,251,723	—
Subscriptions receivable	(30,000)	—
Proceeds from convertible debt	133,000	48,593
Equipment contributed to settle debt	20,355	—

Net cash provided by financing activities	2,375,078	48,593

Net increase (decrease) in cash	385,844	(1,168)
Cash – beginning of period	44	1,212

Cash – end of period	$385,888	$44

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$1,369	$—
Cancellation of common shares	$(325)	$—

Conversion of accounts payable to convertible promissory notes	$75,000	$—
Common stock issued for consulting services	$2,850,564	$—
Common stock issued to officers	$790,216	$—
Settlement of officer’s salaries through issuance of common stock	$412,500	$15,000
Settlement of outstanding rent through issuance of note agreement	$—	$10,667
Conversion of accounts payable to equity	$315,002	$—
Conversion of notes payables and interest to equity	$475,028	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

1. Description of Business

Public Media Works, Inc. (formerly Burnam Management, Inc.) was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was originally engaged in the development, production, marketing and distribution of film, music and television entertainment media. On August 30, 2003, the Company entered into a share exchange agreement with EntertainmentXpress, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company.

Reverse Merger Accounting

On March 24, 2010, the Company entered into a share exchange agreement with EntertainmentXpress, Inc., a California corporation (“EntXpress”) and certain shareholders of EntXpress (the “EntXpress Sellers”) which owned more than 50% of the outstanding stock of EntXpress. On April 23, 2010, the Company, EntXpress Sellers holding 100% of the outstanding stock of Entertainment Xpress entered into an amended and restated share exchange agreement (the “Share Exchange Agreement”). The closing under the Share Exchange Agreement occurred on May 4, 2010. Under the terms of the Share Exchange Agreement, the Company acquired EntXpress by obtaining 100% of its outstanding stock and in exchange, the Company issued to EntXpress Sellers, 13,685,773 shares of the Company’s stock.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. There can be no assurance that the Company will be able to obtain any additional financing, or that any such financing will be available on acceptable terms. The consolidated financial statements do not include any adjustment that might be necessary should we be unable to continue as a going concern. Management’s plans include raising additional capital and securing contracts to place DVD Kiosk machines in various retail outlets to generate cash flows and revenues for the Company. In addition, Company management will continue to review the development of its DVD rental and sales business.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company did not have any cash equivalents outstanding as of February 28, 2011 and 2010.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At February 28, 2011 and 2010, the balance exceeded the federally insured limit by $135,888 and $0, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectability of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues, which may impact the collectability of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense. Receivables deemed uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts. There were no recoveries during the year ended February 28, 2011. There was no bad debt expense for the years ended February 28, 2011 or 2011.

Inventory

Inventory is comprised of our DVD rental library and merchandise inventories held for resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. DVD library is capitalized and amortized to estimated salvage value (sales value of used DVDs) on a straight-line basis to direct operating expense over the average estimated high usage periods of the DVDs which is typically four months. The cost of inventory includes the cost of materials and to a lesser extent, the labor, overhead and freight in stocking the DVD rental inventory.

Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Included in the cost of the kiosk is the cost to deliver and install the kiosk as well as applicable sales tax. Items of property and equipment with costs greater than $1,000 are capitalized and depreciated on a straight-line basis over the estimated useful lives, as follows:

Description	Estimated Useful Life
Office equipment and furniture	2 to 5 years
Kiosks	5 years

Revenue Recognition

The Company recognizes net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company had minimal revenues from DVD movie rentals during the year.

Fair Value of Financial Measurements

The fair value accounting guidance defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

2. Summary of Significant Accounting Policies (Continued)

based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. This guidance also establishes a fair value hierarchy to prioritize inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Financial Instruments

The estimated fair values of our financial assets and liabilities that are recognized at fair value on a recurring basis, using available market information and other observable data are as follows:

	February 28, 2011				February 28, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input		Quoted Prices in Active Markets or Identical Assets	Significant Other Observable Inputs	Significant Unobservable Input
Assets:
Cash	$385,888	$—	$—	$385,888	$44	$—	$—	$44

Total assets	$385,888	$—	$—	$385,888	$44	$—	$—	$44

Liabilities:
Due to stockholders	$—	$14,000	$—	$14,000	$—	$29,074	$—	$29,074
Note payable	—	$27,090	—	$27,090	—	$10,667	—	$10,667
Accrued interest and notes payable to stockholders and a related party		$855,185		$855,185		$1,035,796		$1,035,796

Total liabilities	$—	$896,275	$—	$896,275	$—	$1,075,537	$—	$1,075,537

The carrying amounts of the Company’s short-term financial instruments, including accounts receivable, prepaid expenses, inventory, deposits, accounts payable and accrued liabilities, approximate fair value due to the short term maturities.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expense resulting from share-based payments are recorded in operating expenses in the consolidated statement of operations.

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of February 28, 2011 and 2010, the Company had 8,497,291 and no warrants outstanding, respectively. As of February 28, 2011 and 2010, the Company had 4,005,000 and 600,000 stock options, respectively, that were not included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

2. Summary of Significant Accounting Policies (Continued)

Recent Issued and Adopted Accounting Pronouncements

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

3. Deposits on kiosks

The Company has a four to eight week lead time between when it orders a kiosk and when it is delivered for deployment. Upon order and again prior to shipment, the Company must make partial payment for the cost of the kiosk. As the manufacturer retains ownership until the kiosk is deployed, these up-front payments are treated as deposits until the kiosks are received. As of February 28, 2011, the Company had 25 kiosks on order scheduled for deployment in March 2011.

4. Prepaid expenses

Prepaid expenses principally consists of capitalized costs related to stock compensation to vendors where stock has been issued for services to be rendered in the future. Stock is subject to repurchase if services are not rendered. Assuming all required services are rendered, these capitalized costs will be amortized within twelve months.

	2011	2010
Investor relations fees	$316,667	$—
Insurance	4,182	—
Rent	8,621	—
Legal retainer	5,983	—
Other	8,775	—

Balance February 28, 2011	$344,228	$—

5. Equipment

The Company had no equipment as of February 28, 2011 and 2010.

Depreciation expense for the year ended February 28, 2011 and 2010 amounted to $5,188 and $279, respectively. During the year ended February 28, 2011, the Company gave up ownership and possession of two kiosks with a net book value of $20,355 in partial settlement of monies owed to a third party.

6. Short-term Notes Payable to Stockholders and Other Obligations

The Company has outstanding current liabilities due to stockholders as of February 28, 2011 and February 28, 2010, in the amount of $14,000 and $29,074, respectively. Amounts owed to stockholders of the Company represent operating expenses paid on the Company’s behalf and consulting fees. These expense reimbursements are interest free and due on demand.

The Company has short-term notes payable and accrued interest of $27,090 and $10,667 as of February 28, 2011 and February 28, 2010, respectively. The February 28, 2011balance consists of a non-interest bearing note to Niesar Vestal, LLP in the amount of $25,000, and a $2,090 balance owed to Imperial Credit for the Company’s D&O insurance. The financing arrangement with Imperial Credit accrues interest at 9% per annum and matures in three months.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

7. Long-term Notes Payable and Accrued Interest

At February 28, 2011, long-term notes payable and accrued interest consists of the following:

	Principal	Interest	Total
8% Note to George Mainas	$449,222	$16,187	$465,409
9% Line of Credit to George Mainas	201,274	109,561	310,835
7% Note payable to Steve Davis	25,000	1,441	26,441
10% Note due to Niesar Vestal, LLP	50,000	2,500	52,500

Total Long-term notes payable and accrued interest	$725,496	$129,689	$855,185

At February 28, 2010, long-term notes payable and accrued interest consists of the following:

	Principal	Interest	Total
7% Note to George Mainas	$42,000	$26,725	$68,725
8% Note to George Mainas	449,222	225,330	674,552
9% Line of Credit to George Mainas	201,274	91,245	292,519

Total Long-term notes payable and accrued interest	$692,496	$343,300	$1,035,796

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

In February 2011, Mr. Mainas converted the 7% Note $42,000 and its accrued interest $29,665, plus $270,363 of accrued interest on the 8% Note, plus $62,277 of monies due him for company expenses he paid for or a total of $404,305 into units of common stock and warrants at $0.25 per unit (1,617,220 units). One unit consists of one share of common stock and one warrant to purchase a share of common stock at $0.25 per share for three years.

The promissory note to Mr. Steve Davis bears interest at 7% per annum. The maturity date under the promissory note is June 30, 2013 (the “Maturity Date”), all principal and accrued interest under the promissory note may be

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

7. Long-term Notes Payable and Accrued Interest (Continued)

converted into shares of Company common stock at the election of the holder at any time upon written notice to the Company at a price of $4.00 per share, and all principal and accrued interest under the promissory note shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock shall exceed $4.00 per share at any time prior to the Maturity Date.

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. $10,000 of the short-term note has been paid, with the remainder in short-term debt. The long-term note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at any time within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date. The Company recorded a loss on the conversion of debt of approximately $31,627.

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

On April 23, 2010, the Company issued 150,000 shares to Bespoke Growth Partners an investor relations consulting firm in exchange for services to be provided by the firm. The Company recorded $148,500 in compensation expense in the year ended May 31, 2010, as the agreement has been terminated.

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

On May 4, 2010, and concurrently with executing the acquisition of Entertainment Express, the Company executed a debt conversion agreement with an accredited investor for cash of $133,000, which was converted into 133,000 shares of the Company’s common stock priced at $1.00 per share, which was converted on the same day into common stock. The debt agreement also provided the accredited investor for each common share received upon conversion, a warrant to purchase an additional share of the Company’s common stock at $1.25 within 1 year, unless called sooner. The Company has the right to call the warrants if the Company’s trading price is at least $2.25 for 7 days or more. If called, the warrants must be exercised within the 10 days or they will expire. As of February 28, 2011, the accredited investor held 133,000 warrants related to the debt conversion agreement. The Company recorded a loss on the conversion of debt of approximately $46,550.

On May 6, 2010, the Company issued 100,000 shares to Company directors and advisors for services rendered as follows: 20,000 shares to Joseph Merhi; 20,000 shares to Al Hayes; 20,000 shares to Edward Frumkes; 20,000 shares to Corbin Bernsen; and 20,000 shares to Elie Samaha. The Company recorded $125,000 in compensation expense in the year ended February 28, 2011 as the grants were for past services and vested immediately to the holder.

On May 6, 2010, the Company issued 600,000 shares to the Capital Communications Group pursuant to an investor relations consulting agreement dated March 12, 2010. The Company recorded $750,000 in compensation expense in the year ended February 28, 2011.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

8. Common Stock (Continued)

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

On May 25, 2010, the Company executed a common stock and warrant agreement with an accredited investor for $35,000 in cash. The accredited investor received 35,000 common stock and 35,000 warrants to purchase an additional share of the Company at $1.25 within 1 year. As of February 28, 2011, the accredited investor held 35,000 warrants related to the debt conversion agreement.

On May 26, 2010, the Company then re-issued 126,984 common shares to Larry Gitlin.

Between June 7, 2010 and August 3, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $59,500 in cash. The accredited investors received 59,500 shares of common stock and 59,500 warrants to purchase additional shares of the Company’s common stock at $1.25 per share. The warrants have a term of 1 year. As of February 28, 2011, the accredited investors held 59,500 warrants.

On July 15, 2010, the Company issued a total of 300,000 shares of common stock to Richard Waxman (150,000 shares) and Imran Sayeed (150,000 shares) as part of a settlement agreement. The Company recorded $102,690 in compensation expense for the year ended February 28, 2011.

On August 2, 2010, the Company issued 800,000 shares of common stock to Salzwedel Financial Communications pursuant to an investor relations consulting agreement dated August 2, 2010. The Investor Relations Agreement is for a term of six months (unless earlier terminated), and provides for the Company’s issuance of 800,000 shares of restricted common stock and $10,000 per month in compensation expense during the term of the contract. On February 2, 1011, the Agreement was extended for an additional six months and the Company issued an additional 1,000,000 shares of common stock to Salzwedel Financial Communications. The Company recorded $503,311 in compensation expense for the year ended February 28, 2011.

On August 2, 2010 the Company agreed to issue up to 1,000,000 shares of restricted common stock to Martin W. Greenwald, pursuant to his employment agreement dated August 2, 2010 to serve as the Company’s Chief Executive Officer. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. Shares are earned and issued monthly on the anniversary date (second day of each month) of his Agreement. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Greenwald in connection with the issuance. As of February 28, 2011, 416,665 shares have been issued and the Company recorded $579,452 in compensation expense for the year ended February 28, 2011. In March 2011, the Board of Directors accelerated the vesting on the remaining 583,335 shares.

Between August 9, 2010 and August 31, 2010, the Company executed a series of common stock and warrant agreements with accredited investors for $301,000 in cash. The accredited investors received 430,000 shares of common stock and 430,000 warrants to purchase additional shares of the Company’s common stock at $0.70 per share. The warrants have a term of 3 years. During the year ended February 28, 2011, one investor exercised a warrant for 10,000 shares. As of February 28, 2011, the accredited investors held 420,000 warrants.

On August 12, 2010, the Company entered into a Teaming Agreement with Modular Conversions, LLC, pursuant to which the parties agreed to work together to place DVD movie and game kiosks and 3D screens into convenience stores which may be built-out by Modular Conversions, LLC. The Teaming Agreement is for a term of ten years. In connection with the Teaming Agreement, the Company agreed to issue warrants to purchase up to 700,000 shares of common stock at an exercise price of $1.10 per share for a term of 5 years to Modular Conversions, LLC. 100,000 warrants vested upon execution of the agreement and the remaining 600,000 warrants will be issued upon the placement of Company kiosks and 3D screens under the terms of the Teaming Agreement. The warrants and shares of the common stock underlying the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The warrants were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of warrants was not

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

8. Common Stock (Continued)

conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Modular Conversions, LLC in connection with the offering. The Company recorded $103,890 expense as related to the warrants for the year ended February 28, 2011. The Company and 3DMC agreed to mutually terminate the Collaboration Agreement effective January 12, 2011.

On September 1, 2010, the Company issued 211,540 shares of restricted Company common stock to Mr. Corbin Bernsen in exchange for services rendered. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the year ended February 28, 2011, the Company recorded consulting expense of $253,848 related to this Agreement.

From September 22, 2010 through September 30, 2010, the Company sold 951,429 shares of restricted Company common stock to 9 accredited investors. In connection with the issuance of common stock, the Company also issued warrants to purchase 926,429 shares of restricted common stock at $.70 per share and 5,000 shares at $1.00 per share for a term of 3 years, and issued warrants to purchase 20,000 shares of restricted common stock at $1.00 per share for a term of 1 year. The investors receiving the 931,429 shares and 931,429 warrants with a $.70 exercise price were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The aggregate consideration received by the Company from the sale of securities included $649,500 in cash and $22,500 in cancellation of the Company’s payment obligation under a teaming agreement. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

On September 27, 2010, in connection with the Company entering into a consulting agreement with Joseph Abrams, the Company agreed to issue 900,000 shares of restricted Company common stock to Mr. Abrams or his assignees. The consulting agreement provides that the Company may repurchase 300,000 of the shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before December 15, 2010, and may repurchase 300,000 shares of Company common stock for a total purchase price of $15 if the consulting agreement is terminated by the Company on or before March 15, 2011. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of stock was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the consultant in connection with the offering. During the year ended February 28, 2011, the Company recorded consulting expense of $730,325 related to this Agreement.

Effective October 12, 2010, the Company issued 20,000 shares of restricted Company common stock to one individual serving as consultant to the Company. The shares of the Company’s Common Stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares of Company common stock were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expenses of $34,000 during the year ended February 28, 2011.

On October 18, 2010, the Company appointed Ed Roffman as the Chief Financial Officer of the Company. In connection with Mr. Roffman’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 180,000 shares of Company common stock to with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 15,000 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

8. Common Stock (Continued)

by Mr. Roffman in connection with the issuance. The Company recorded $118,415 in compensation expense for the year ended February 28, 2011.

On October 26, 2010, the Company issued 15,000 shares of restricted Company common stock to DVD Kiosk Solutions as part of a settlement of a dispute. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by DVD Kiosk Solutions in connection with the issuance. The Company recorded $29,850 in expense for the year ended February 28, 2011.

On November 22, 2010, the Company appointed Gregory Waring as President and Chief Operating Officer of the Company. In connection with Mr. Waring’s appointment, the Company agreed to enter into an employment agreement with him pursuant to which he will receive 250,000 shares of Company common stock with a Company right to repurchase such shares for $.01 a share which right shall elapse at the rate of 20,833 shares per month for a period of 12 months. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Waring in connection with the issuance. The Company recorded $92,349 in compensation expense for the year ended February 28, 2011.

On November 24, 2010, the Company issued 375,000 shares to Mr. Mark Smith, the former Chief Financial Officer of the Company, pursuant to the terms of a settlement agreement. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Smith in connection with the issuance. The Company recorded $412,500 in compensation expense for the year ended February 28, 2011.

From December 13, 2010 through February 28, 2011, the Company sold 4,700,400 shares of restricted Company common stock to 34 accredited investors for a total of $1,175,100. In connection with the issuance of common stock, the Company also issued warrants to purchase 4,700,400 shares of restricted common stock at $0.25 per share for a term of 3 years. In addition, the Company agreed to convert $524,491 of debt (including accounts payable, as well as ling-term debt and related accrued interest) on the same terms issuing 2,097,962 shares and warrants. The investors were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The warrants and shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Act”), or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

In February 2011, one holder of a stock option in the amount of 100,000 shares elected to exercise the stock option, using the cashless exercise feature of the option. The Company issued 68,750 shares of common stock. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act.

From December through February 2011, the Company issued 82,000 shares of restricted common stock to five individuals serving as consultants to the Company. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The Company recorded consulting expense of $77,900 during the year ended February 28, 2011.

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

9. Share Based Compensation

Stock options

The Company has 2007 and 2010 Equity Incentive Plans. The 2007 Equity Incentive Plan, which permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 1 million shares of common stock. The Company’s 2010 Equity Incentive Plan, which is not yet stockholder-approved, permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 3.5 million shares of common stock. On March 7, 2011, the Board of Directors elected to increase the number of shares which can be issued under the plan to 6 million. The Company believes that such awards promote the long-term success of the Company and the creation of stockholder value by offering key employees an opportunity to acquire a proprietary interest in the success of the Company, or to increase such interest, and to encourage such key employees to continue to provide services to the Company and to attract new individuals with outstanding qualifications. Awards are generally granted with an exercise price that approximates the market price of the Company’s common stock at the date of grant.

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

	February 28, 2011	February 28, 2010
Expected volatility	1,560% - 1,580%	314.73%
Expected dividends	—	—
Expected terms (in years)	5	1-2
Risk-free rate	1.48 – 1.98%	1.42
Forfeiture rate	0%	0%

A summary of option activity for the year ended February 28, 2011 and 2010 is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	600,000	$0.20	2.09	$205,000
Granted	4,072,000	$1.16		$—
Exercised	(100,000)	$0.25		$—
Forfeited or expired	(567,000)	$1.20		$—

Outstanding at February 28, 2011	4,005,000	$0.99	3.67	$205,000

Exercisable at February 28, 2011	2,370,918	$0.89	3.16	$205,000

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2009	800,000	$0.21	3.09	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited or expired	(200,000)	$—	—	$—

Outstanding at February 28, 2010	600,000	$0.20	2.09	—

Exercisable at February 28, 2010	600,000	$0.20	2.09	$—

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

9. Share Based Compensation (Continued)

One option grant for 100,000 shares was exercised (cashless) during the year ended February 28, 1011. There were no options exercised during the year ended February 28, 2010. The net number of shares issued was 68,750. Company has recorded a stock option expense of $1,552,346 in year ended February 28, 2011 in general and administrative expenses. The Company has an additional $1,855,904 to expense in future periods for unvested stock options.

Warrants

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

February 28, 2011
Expected volatility	1,560%
Expected dividends	—
Expected terms (in years)	3
Risk-free rate	1.42
Forfeiture rate	0%

A summary of warrant activity for the year ended February 28, 2011, is presented below:

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	—	—	—	—
Granted	9,107,291	$0.41		—
Exercised	(10,000)	$1.00		—
Forfeited or expired	(600,000)	$1.10		—

Outstanding at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427

Exercisable at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427

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

The Company has not filed federal or state tax returns for its fiscal years ended February 28, 2008 through 2011. The Company does not believe it will owe any federal or state taxes and had no accruals for interest or penalties related to income tax matters.

At February 28, 2011 and February 28, 2010, the Company had net deferred tax assets of approximately $3,070,540 and $46,286. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the company’s net operating loss carry forwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. Until this

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

10. Income Taxes (Continued)

analysis has been completed the Company has removed the deferred tax assets associated with these carry forwards from its deferred tax asset schedule and has recorded a corresponding decrease to their valuation allowance.

The provision for income tax consists of the following components at February 28, 2011 and February 29, 2010:

	2010	2010
Current:
Federal income taxes	$—	$—
State income taxes	—
Deferred	—	—

	$—	$—

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2011	2010
Expected tax benefit using regular rates	$(3,070,540)	$(46,286)
State minimum tax	—	—
Valuation allowance	3,070,540	46,286
Tax Provision	$—	$—

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) , the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended February 28, 2011 and February 28, 2010. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of February 28, 2011 and February 28, 2010.

11. Commitments and Contingencies

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

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. The note has a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at any time within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date.

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

12. Subsequent Events

PUBLIC MEDIA WORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

12. Subsequent Events (Continued)

In preparing these consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through May 31, 2011, the date the consolidated financial statements were available to be issued.

On May 23, 2011, the Company entered into an Agreement with George Mainas, Mainas Development Corporation (collectively “Mainas”) and Del Rey Management L.P. (“Del Rey”) whereby Del Rey purchased $250,000 of the debt due the Company to Mainas. The Company agreed to allow Del Rey the option to convert this debt into 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreement. Also, on May 23, 2011, Del Rey notified the Company that it was exercising this option to convert. The shares of Company common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.