Form 10-Q
period 2011-05-31
PUBLIC MEDIA WORKS INC
filed 2011-07-15
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2011

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period              to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-4802535
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2330 Marinship Way, Ste. #300

Sausalito, CA 94965

(Address of principal executive offices)

(415) 331-7700

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

On July 14, 2011, the registrant had outstanding 35,165,294 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.

Form 10-Q

For the Quarter Ended May 31, 2011

PART I

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Balance Sheets

	May 31, 2011 (Unaudited)	February 28, 2011
Assets
Current assets:
Cash	$2,623	$385,888
Accounts receivable, net	8,562	6,561
Inventory	94,489	61,564
Prepaid expenses and other assets	176,710	346,728

Total current assets	282,384	800,741
Deposits on kiosks	—	394,206
Equipment, net	568,350	—
Other assets	11,372	11,485

Total assets	$862,106	$1,206,432

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$507,196	$271,562
Due to stockholders	27,000	14,000
Note payable	15,000	27,090

Total current liabilities	549,196	312,652
Notes payable and accrued interest to stockholders and a related party	620,276	855,185

Total liabilities	1,169,472	1,167,837

Stockholders’ deficit
Common stock $0.0001 par value, 100,000,000 shares authorized 33,295,294 and 30,208,459 issued and outstanding as of May 31, 2011 and February 28, 2011, respectively	3,330	3,021
Additional paid-in capital	15,420,938	12,901,495
Subscriptions receivable	—	(30,000)
Accumulated deficit	(15,731,634)	(12,835,921)

Total stockholders’ deficit	(307,366)	38,595

Total liabilities and stockholders’ deficit	$862,106	$1,206,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Operations - (Unaudited)

	Three months ended May 31,
	2011	2010
Revenue:	$20,236	$—

Expenses:
Direct operating	63,713	—
Marketing	52,852	32,817
General and administrative	2,624,552	1,225,091
Professional fees	159,741	85,142

Total expenses	2,900,858	1,343,050

Loss from operations	(2,880,622)	(1,343,050)

Other expenses:
Interest	15,091	185,983
Loss on conversion of debt to equity	—	46,550
Depreciation	—	1,305

Total other expenses	15,091	233,838

Loss before income taxes	(2,895,713)	(1,576,888)

Provision for income taxes	—	—

Net loss	$(2,895,713)	$(1,576,888)

Net loss per common share - basic and diluted	$(0.09)	$(0.18)

Weighted average number of shares outstanding - basic and diluted	32,223,740	8,945,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended May 31, 2011	Three months ended May 31, 2010
OPERATING ACTIVITIES:
Net loss	$(2,895,713)	$(1,576,888)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	19,598	1,305
Amortization	43,926	—
Interest expense accrued but unpaid on convertible of debt	15,091	166,079
Share based compensation	2,369,664	873,692
Warrants issued for services	11,086	—
Loss on conversion of debt to equity	—	46,550
Changes in operating assets and liabilities:
Accounts receivable	(2,001)	—
Prepaid expenses and other assets	(13,982)	(23,002)
Inventory	(76,738)	(10,635)
Other assets	—	(8,275)
Accounts payable and accrued expenses and accrued interest	235,635	333,082

Net cash used in operating activities	(293,434)	(198,092)

INVESTING ACTIVITIES:
Purchase of equipment	(199,741)	(49,249)

Net cash used in investing activities	(199,741)	(49,249)

FINANCING ACTIVITIES:
Issuance of common stock for cash	79,000	400,894
Subscriptions receivable	30,000	—
Due to stockholders	13,000	—
Note payable	(12,090)	—
Payment on note payable to related party	—	(137,923)

Net cash provided by financing activities	109,910	262,971

Net increase (decrease) in cash	(383,265)	15,630
Cash - beginning of period	385,888	44

Cash - end of period	$2,623	$15,674

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$—	$1,171
Conversion of accounts payable to convertible promissory note	$—	$25,000
Cancellation of common shares	$—	$338
Common stock issued for consulting services	$378,125	$898,500
Common stock issued to directors, officers and advisors	$275,000	$125,000
Conversion of notes payable and interest to equity	$250,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2011

1. Basis of Presentation

The (a) condensed consolidated balance sheet as of February 28, 2011, which was derived from audited financial statements, and (b) the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

The accompanying consolidated financial statements include the accounts of Public Media Works, Inc. and its wholly-owned subsidiary, EntertainmentXpress, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. Operating results for the three months ended May 31, 2011, are not necessarily indicative of the results to be expected for other interim periods or for the year ending February 28, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the Public Media Works, Inc. (the “Company”) Annual Report on Form 10-K as of and for the year ended February 28, 2011, as filed with the Securities Exchange Commission.

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

Inventory

Inventory is mainly comprised of our DVD and Blu-ray rental library and merchandise inventories held for rental and resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. Our DVD and Blu-ray library is capitalized and amortized to estimated salvage value (sales value of used DVDs and Blu-ray discs) on a straight-line basis to direct operating expense over the average estimated high usage periods of the DVDs and Blu-rays which is typically four months. The cost of inventory includes the cost of materials and to a lesser extent, the labor and overhead in stocking the DVD and Blu-ray rental inventory. Inventory also includes a small amount of cases and radio frequency identification devices (RFID tags) to be used on future movies.

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

Revenue Recognition

The Company recognizes net revenue from DVD and Blu-ray movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs and Blu-rays have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers.

Share-Based Payment Arrangements

Generally, all forms of share-based payments, including stock option grants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on the estimated number of awards that are ultimately expected to vest. Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable. The expenses resulting from share-based payments are recorded in operating expenses in the consolidated statement of operations.

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of May 31, 2011 and February 28, 2011, the Company had 9,863,291 and 8,497,291 warrants outstanding, respectively. As of May 31, 2011 and February 28, 2011, the Company had 6,370,000 and 4,005,000 stock options, respectively. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

3. Prepaid expenses and Other assets

Prepaid expenses principally consist of deferred costs related to stock compensation to vendors where stock has been issued for services to be rendered in the future. Stock is subject to repurchase if services are not rendered. Assuming all required services are rendered, these capitalized costs will be amortized within twelve months.

	May 31, 2011	February 28, 2011
Investor relations fees	$126,666	$316,667
Deposits	20,500	2,500
Technical support	10,417	—
Insurance	4,967	4,182
Rent	5,335	8,621
Legal retainer	—	5,983
Other	8,825	8,775

Total prepaid expenses and other assets	$176,710	$346,728

4. Deposits on kiosks

The Company has a four to eight week lead time between when it orders a kiosk and when it is delivered for deployment. Upon order and again prior to shipment, the Company must make partial payment for the cost of the kiosk. As the manufacturer retains ownership until the kiosk is deployed, these up-front payments are treated as deposits until the kiosks are received. As of May 31, 2011, the Company had no kiosks on order compared to 25 at February 28, 2011.

5. Equipment

Equipment consisted of the following as of May 31, 2011.

Kiosk equipment	$587,948
Less: accumulated depreciation	(19,598)

$568,350

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the three months ended May 31, 2011 amounted to $19,598. As described above, the Company had no Kiosks in place as of February 28, 2011.

6. Short-term Obligations to Stockholders and Others

The Company has outstanding current liabilities due to stockholders as of May 31, 2011 and February 28, 2011, in the amount of $27,000 and $14,000, respectively. These amounts represent either a short-term loan or operating expenses paid on the Company’s behalf. These liabilities are interest free and due on demand.

The Company also has short-term notes payable and accrued interest of $15,000 and $27,090 as of May 31, 2011 and February 28, 2011, respectively. The May 31, 2011 balance consists of a non-interest bearing note to Niesar Vestal, LLP. At February 28, 2011, the $27,090 was owed to Niesar Vestal, LLP. $25,000 and to Imperial Credit Corp.$2,090 related to financing an insurance policy.

7. Long-term Notes Payable and Accrued Interest to Stockholders and a Related Party

At May 31, 2011, long-term notes payable and accrued interest consists of the following:

	Principal	Interest	Total
8% Note to George Mainas	337,385	592	337,977
9% Line of Credit to George Mainas	201,274	397	201,671
7% Note payable to Steve Davis	25,000	1,878	26,878
10% Note due to Niesar Vestal, LLP	50,000	3,750	53,750

Total Long-term notes payable and accrued interest	$613,659	$6,617	$620,276

On May 23, 2011, the Company entered into an Agreement with George Mainas, Mainas Development Corporation (collectively “Mainas”) and Del Rey Management L.P. (“Del Rey”) whereby Del Rey purchased $250,000 of the Company’s debt due to Mainas. The Company agreed to allow Del Rey the option to convert this debt into 1,000,000 shares of common stock and 1,000,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreement. The conversion agreement allows that, should the Company issue new shares for less than $0.25 per share, the investor who converted debt and still own these shares will have additional shares issued to bring his net cost per share for the remaining shares down to this lessor price. Also, on May 23, 2011, Del Rey notified the Company that it was exercising this option to convert. The shares of Company’s common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

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

8. Common Stock

On March 7, 2011, the board of directors accelerated the vesting on 583,335 shares due Martin W. Greenwald, CEO and Chairman under an employment agreement between Mr. Greenwald and the Company. The Board also authorized an additional 500,000 fully vested shares to be issued to Mr. Greenwald. The Company recorded $695,646 in expense related to these issuances in the three months ended May 31, 2011.

On March 7, 2011, the Company issued 687,500 shares to four consultants for services rendered. The Company recorded $378,125 in consulting expense in the three months ended May 31, 2011 as the grants were for past services and vested immediately to the holder.

On March 7, 2011, the Company executed a common stock and warrant agreement with an accredited investor for $79,000 in cash. The accredited investor received 316,000 common stock and 316,000 warrants to purchase an additional share of the Company at $0.40 within three years. As of May 31, 2011, the accredited investor held 316,000 warrants related to this purchase.

On May 23, 2011, the Company agreed to convert $250,000 of long-term debt and related interest by issuing 1,000,000 common shares and 1,000,000 warrants. The investors were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The shares of the Company’s common stock are freely trading securities, under SEC Rule 144. The warrants have a life of three years and are convertible at $0.40 per share.

9. Share Based Compensation

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

	Three months ended May 31, 2011	Three months ended May 31, 2010
Expected volatility	70%	518.19%
Expected dividends	0%	0%
Expected terms (in years)	1 to 3	2.5
Risk-free rate	0.25% to 1.22%	0.94%
Forfeiture rate	20%	0%

A summary of option activity as of May 31, 2011, and changes during the period then ended is presented below:

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2011	4,005,000	$0.99	3.67	205,000

Granted	3,015,000	0.61
Exercised	—	—	—	—
Forfeited or expired	(650,000)	—	—	—

Outstanding at May 31, 2011	6,370,000	0.82	2.80	155,000

Exercisable at May 31, 2011	3,583,377	$0.86	1.57	$155,000

There were no options exercised during the three months ended May 31, 2011 or 2010.

The Company has an additional $1,125,400 to expense in future periods for unvested stock options. There was no unvested compensation as of May 31, 2010. During the three months ended May 31, 2011, the Company issued 3,015,000 stock options to eleven employees or consultants at an exercise price of $0.55. As of May 31, 2011, 1,316,000 stock options issued during the first quarter 2011 will cliff vest in the second quarter 2011. The stock options vest over one to two years from the date of grant. The Company has recorded a stock option expense of $548,519 in three months ended May 31, 2011 in general and administrative expenses.

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

May 31, 2011
Expected volatility	70%
Expected dividends	—
Expected terms (in years)	3
Risk-free rate	.79%
Forfeiture rate	0%

A summary of warrant activity for the three months ended May 31, 2011, is presented below:

	Warrants	Weighted- Average Exercise Price		Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2011	8,497,291		$0.36	2.81	$2,379,427
Granted	1,366,000		$0.37	2.93
Exercised	—	$
Forfeited or expired	(168,000)		$1.25

Outstanding at May 31, 2011	9,695,291		$0.35	2.61	$1,883,591

Exercisable at May 31, 2011	9,695,291		$0.35	2.61	$1,883,591

There were no warrants exercised during the three months ended May 31, 2011 or 2010. There were no unvested warrants as of May 31, 2010. During the three months ended May 31, 2011, the Company issued 1,366,000 warrants to three investors or consultants at an exercise price of between $0.25 and $0.40. Company has recorded a warrant expense of $11,086 in three months ended May 31, 2011 in general and administrative expenses related to the issuance of 50,000 warrants for services rendered in relation to the debt conversion.

10. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions (California) where it is required to file income tax returns, as well as all open tax years in these jurisdictions.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of May 31, 2011 and May 31, 2010, the Company had no accruals for interest or penalties related to income tax matters.

11. Commitments and Contingencies

Effective May 6, 2010, the Company entered into a lease for 3,040 square feet of office space located at 2330 Marinship Way, #300, Sausalito, California 94965. The term of the lease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,448.

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

In November 2010, the Company signed an agreement with Spot Ventures, whereby, effective December 1, 2010, it has an interest in the profits from all kiosks under Spot’s control. The Agreement calls for the Company to provide DVDs for inclusion in kiosks and to pay certain operating expenses of the kiosks, excluding the cost of the kiosk itself. In exchange for this, the Company shall be reimbursed for the cost of the DVDs and the operating expenses out of the revenue from the kiosks and also receive 50% of any profits from the kiosks.

12. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through July 15, 2011, the date the condensed consolidated financial statements were available to be issued.

On June 7, 2011, the shareholders voted to:

•

Increase the number of authorized shares of the company to 125 million and authorize a class of blank check preferred stock, consisting of 25,000,000 authorized shares, which may be issued in one or more series, with such rights, privileges, preferences and restrictions as may be fixed by the Company’s Board of Directors.

•	Approve the 2010 stock option plan and allow the issuance of up to 6 million shares of common stock under this plan.

•	Change the Company’s name to “Spot Entertainment, Inc.”

On June 3, 2011 the Company converted $150,000 of long-term debt and related interest by issuing 600,000 common shares and 600,000 warrants. The conversion agreements allow that, should the Company issue new shares for less than $0.25 per share, the investors who converted debt and still own these shares will have additional shares issued to bring their net cost per share for the remaining shares down to this lessor price. The investors were also granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The shares of the Company’s common stock are freely trading securities, under SEC Rule 144. The warrants have a life of three years and are convertible at $0.40 per share.

During the period commencing June 30, 2011 through the period ending July 13, 2011, the Company agreed to sell 1,270,000 shares of restricted Company common stock at $.10 per share to 4 accredited investors, which resulted in gross proceeds of $127,000 to the Company, and agreed to issue $75,000 in convertible promissory notes to 3 accredited investors. The convertible promissory notes are due and payable on October 31, 2011; do not accrue any interest; and are convertible into shares of Company common stock at the election of the Company or the holder at $.10 per share. The shares of Company common stock, convertible notes and shares of common stock underlying the convertible notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Securities Act”) or an exemption there under. The shares of common stock and convertible notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The issuance of shares of common stock and convertible notes were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the accredited investors in connection with the transactions.

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

Overview

The Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), are engaged in the business of offering self-service Kiosks which deliver DVD and Blu-ray movies and other potentially other products to consumers.

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

Going Concern and Liquidity Matters

The accompanying condensed consolidated financial statements of the Company have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s report for 2011 and 2010 in our Form 10K filed with the SEC on June 3, 2011 state that our significant net losses, negative cash flows from operations and accumulated deficit through February 28, 2011 create substantial doubt as to the Company’s ability to continue as a going concern.

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

Results of Operations

Revenue

The Company has been restructured and is in the `start-up phase of operation. In the quarter ended May 31, 2011 it generated $20,236 in revenue as compared to $0 revenue during the three months ended May 31, 2010. Revenue in the current quarter came principally from 25 kiosks placed in operation during the quarter and going through beta testing. The Company is using a newly manufactured kiosk and operating software. Assuming we are able to close a contemplated financing, we expect to go into full production of the kiosks and version two of the software later this summer. The remainder of revenue during this quarter came from its joint venture in Canada. The Company anticipates that this revenue will decrease as a percent of total revenue in the future as it focuses on increasing the number of Company owned kiosks.

For the three months ended May 31, 2011, the Company’s operating expenses increased to $2,900,858, compared to operating expenses of $1,343,050 for the three months ended May 31, 2010.

	Three months ended May 31,
	2011	2010	Increase
Direct operating expenses	63,713	—	63,713
Marketing expenses	52,852	32,817	20,035
General and administrative expenses	2,624,552	1,225,091	1, 399,461
Professional fees	159,741	85,142	74,599

The increase in the direct operating expenses is a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks.

Marketing expenses increased 61% the three months ended May 31, 2010 as compared to the three months ended May 31, 2011. In the quarter ended May 31, 2010, we had marketing management but no staff. In the quarter ended May 31, 2011, we have a full-time marketing consultant as well as a marketing firm on retainer.

General and administrative expenses increased $1,399,461 or approximately 114% from the three months ended May 31, 2010 as compared to the three months ended May 31, 2011. General and administrative expenses include $2,325,626 in non-cash items such as stock compensation to officers $859,271, stock option expense $548,519, stock compensation to consultants such as our investor relations consultants $906,750 and warrant expense of $11,086 The warrants were issued to an investment banking firm in conjunction with the Mainas debt sale and subsequent conversion. These increases were a direct result of our decision to enter the DVD and Blu-ray rental business and hiring staff paid partially and in one case fully, through stock grants and stock options. We also hired an investor relations firm to assist in positioning the company to investors.

Professional fees increased approximately 88% to $159,741. The principal components of professional fees were cash fees paid to our investor relations firm of $30,000, investment banking fees related to our debt conversion of $20,000, audit and tax fees and accruals of $41,059 and legal fees of $50,578. There were no investor relations fees or investment banking fees in the three months ended May 31, 2010. In addition, we accrued the estimated costs of preparing and filing our Federal and California tax returns for prior years.

Liquidity and Capital Resources

Our primary requirements for working capital are to fund purchases of kiosks and movies, and to cover our operating expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In March 2011, we installed our first 25 kiosks. We believe can reach breakeven cash flow from operations in late 2011 if we are successful in raising additional cash. However, in the event that our revenue or our margins are lower than anticipated, it will take us longer to reach breakeven cash flows. As our kiosks and their operating software are still in beta testing our revenue levels remain difficult to predict and are substantially less than our operating expenses, and we anticipate that we will continue to sustain losses in the near term, and we cannot assure investors that we will be successful in reaching break-even.

As of May 31, 2011, the Company had a cash balance of $2,623. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued expansion efforts, and will need to raise additional capital. The Company anticipates raising funds through debt, convertible debt, or through the sale of equity. However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any financing. The Company may also raise capital from third parties to fund the installation of kiosks in specific regions of North America. The Company’s inability to raise additional capital to satisfy its operating costs could result in the Company’s need to reduce the number of its employees and curtail or shut down its operations which would have a material adverse impact on the Company and its ability to continue as a going concern.

The Company had net cash uses of $293,434. These funds were used primarily to fund the loss from operations of $2,895,713 less non-cash charges of $2,459,365 for a net cash usage of $436,348. We also purchased approximately $76,738 of DVDs and Blu-ray Discs for our kiosks. Offset against these uses was an increase in accounts payable of $235,635.

The Company completed the purchase of its first 25 kiosks capitalizing $199,741 of costs related to these kiosks. These costs included $40,000 in shipping and installation as well as $45,450 of sales tax.

During the three months ended May 31, 2011, the Company raised $79,000 in new equity and received $30,000 due it from shares sold in February 2011.

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

Commitments

Please see Item 1 Notes to Unaudited Condensed Consolidated Financial Statements, Footnotes, 4 and 8 for a summary of the Company’s obligations and commitments.

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form 10-Q fairly present the financial condition and results of operations for the periods indicated.

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

•

Management has identified a lack of sufficient personnel in the accounting function due to the limited resources of the Company with appropriate skills, training and experience to perform the review of processes to ensure the complete and proper application of generally accepted accounting principles, particularly as it relates to taxes, valuation of share based payments, consolidation of entities, and equity transactions. Specifically, this material weakness lead to segregation of duties issues and resulted in audit adjustments to the annual consolidated financial statements and revisions to related disclosures, share based payments, consolidation of various entities, and other equity transactions.

Our plan to remediate those material weaknesses remaining as of May 31, 2011 is as follows:

•

Improve the effectiveness of the accounting group by continuing to augment existing Company resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once the Company has raised significant additional working capital.

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

During the first quarter, Garrett Cecchini resigned as a director and Bryan Subotnick was appointed to the board of directors.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 which was filed with the SEC on June 3, 2011 (the “Form 10K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we do not believe that there have been any material changes to the risk factors previously disclosed in our Form 10K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 7, 2011, the board of directors accelerated the vesting on 583,335 shares due Martin W. Greenwald, CEO and Chairman under an employment agreement between Mr. Greenwald and the Company. The Board also authorized an additional 500,000 fully vested shares to be issued to Mr. Greenwald. The Company recorded $695,696 in expense related to these issuances in the three months ended May 31, 2011.

On March 7, 2011, issued 687,500 shares to four consultants for services rendered. The Company recorded $378,125 in consulting expense in the three months ended May 31, 2011 as the grants were for past services and vested immediately to the holder.

On March 7, 2011, the Company executed a common stock and warrant agreement with an accredited investor for $79,000 in cash. The accredited investor received 316,000 common stock and 316,000 warrants to purchase an additional share of the Company at $0.40 within three years. As of May 31, 2011, the accredited investor held 316,000 warrants related to this purchase.

In June, 2011, the Company entered into Agreements with George Mainas, Mainas Development Corporation (collectively “Mainas”) and two investors whereby the investors purchased $150,000 of the debt due the Company to Mainas. The Company agreed to allow the investors the option to convert this debt into 600,000 shares of common stock and 600,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreement. Also in June, the investors notified the Company that they were exercising this option to convert. The shares of Company common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

During the period commencing June 30, 2011 through the period ending July 13, 2011, the Company agreed to sell 1,270,000 shares of restricted Company common stock at $.10 per share to 4 accredited investors, which resulted in gross proceeds of $127,000 to the Company, and agreed to issue $75,000 in convertible promissory notes to 3 accredited investors. The convertible promissory notes are due and payable on October 31, 2011; do not accrue any interest; and are convertible into shares of Company common stock at the election of the Company or the holder at $.10 per share. The shares of Company common stock, convertible notes and shares of common stock underlying the convertible notes are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act of 1933, as amended (the “Securities Act”) or an exemption there under. The shares of common stock and convertible notes were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act and/or Rule 506 of Regulation D under the Securities Act. The issuance of shares of common stock and convertible notes were not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the accredited investors in connection with the transactions.

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

Public Media Works, Inc. (Registrant)

Date: July 15, 2011		/s/ MARTIN W. GREENWALD
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer