Form 10-Q
period 2011-08-31
PUBLIC MEDIA WORKS INC
filed 2011-10-17
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2011

☐     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                        to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-4802535
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

On October 14, 2011, the registrant had outstanding 38,389,700 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.
Form 10-Q
For the Three and Six Months Ended
August 31, 2011

PART I

PUBLIC MEDIA WORKS, INC.
Condensed Consolidated Balance Sheets (Unaudited)

	August 31,	February 28,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash	$5,794	$385,888
Accounts receivable, net	—	6,561
Inventory	45,741	61,564
Prepaid expenses and other assets	3,549	346,728
Total current assets	55,084	800,741
Deposits on kiosks	—	394,206
Equipment, net	168,875	—
Other assets	11,202	11,485
Total assets	$235,161	$1,206,432
Liabilities and Stockholders’ Deficit 3
Current liabilities:
Accounts payable and accrued expenses	$448,531	$271,562
Notes payable and accrued interest to stockholders	726,287	14,000
Note payable	—	27,090
Total current liabilities	1,174,818	312,652
Notes payable and accrued interest to stockholders and a related party	—	855,185
Total liabilities	1, 174,818	1,167,837
Stockholders’ deficit
Common stock $0.0001 par value, 125,000,000 shares authorized 38,389,700 and 30,208,459 issued and outstanding as of August 31, 2011 and February 28, 2011, respectively	3,839	3,021
Additional paid-in capital	18,268,506	12,901,495
Subscriptions receivable	—	(30,000)
Accumulated deficit	(19,212,002)	(12,835,921)
Total stockholders’ deficit	(939,657)	38,595
Total liabilities and stockholders’ deficit	$235,161	$1,206,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended August 31,		Six months ended August 31,
	2011	2010	2011	2010
Revenue	$18,881	$339	$39,117	$339
Expenses
Direct operating expenses	105,890	—	169,603	—
Marketing	25,566	61,779	78,418	94,596
General and administrative expenses	1,409,850	380,740	4,014,852	1,690,973
Professional fees	69,766	—	229,507	—
Total expenses	1,611,072	442,519	4,492,380	1,785,569
Loss from operations	(1,592,191)	(442,180)	(4,453,263)	(1,785,230)
Other expenses:
Interest	10,011	33,390	25,052	219,373
Loss on conversion of debt to equity	1,478,693	—	1,478,693	46,550
Depreciation	29,397	13,288	48,996	14,593
Equipment impairment	370,077		370,077
Total other expenses	1,888,178	46,678	1,922,818	280,516

Loss before income taxes	(3,480,369)	(488,858)	(6,376,081)	(2,065,746)
Provision for income taxes	—	—	—	—
Net loss	$(3,480,369)	$(488,858)	$(6,376,081)	$(2,065,746)

Net loss per common share – basic and diluted	$(0.10)	$(0.03)	$(0.19)	$(0.15)

Weighted average number of shares – basic and diluted	36,530,395	15,453,528	34,359,350	13,794,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended August 31, 2011	Six months ended August 31, 2010
OPERATING ACTIVITIES:
Net loss	$(6,376,081)	$(2,065,746)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	48,996	3,805
Amortization	110,834	—
Impairment of equipment	370,077	—
Interest expense accrued but unpaid on convertible of debt	25,052	166,079
Share based compensation	3,527,184	2,583,479
Warrants issued for services	11,086	—
Loss on conversion of debt to equity	1,478,693	46,550
Bad debt expense	7,794	—
Changes in operating assets and liabilities:
Accounts receivable	(1,233)	—
Prepaid expenses and other assets	33,562	(1,681,674)
Inventory	(94,728)	(773)
Other assets	—	(7,448)
Accounts payable and accrued expenses and accrued interest	230,502	574,496
Net cash used in operating activities	(628,262)	(381,232)
INVESTING ACTIVITIES:
Purchase of equipment	(199,742)	(49,249)
Net cash used in investing activities	(199,742)	(49,249)
FINANCING ACTIVITIES:
Issuance of common stock for cash	216,000	761,394
Subscriptions receivable	30,000	—
Due to stockholders	164,000	—
Payments on note payable	(27,090)	—
Notes payable	65,000	—
Payment on note payable to related party	—	(137,923)
Net cash provided by (used in) financing activities	447,910	623,471
Net increase (decrease) in cash	(380,094)	192,990
Cash - beginning of period	385,888	44
Cash – end of period	$5,794	$193,034
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$—	$1,171
Conversion of accounts payable to convertible promissory note	$—	$50,000
Cancellation of common shares	$—	$338
Common stock issued for consulting services	$468,125	$1,698,500
Common stock issued to directors, officers and advisors	$275,000	$1,125,000
Conversion of notes payable and interest to equity	$831,758	$—
Common stock issued as prepayment on kiosks	$100,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

1. Basis of Presentation

The accompanying consolidated financial statements include the accounts of Public Media Works, Inc. and its wholly-owned subsidiary, EntertainmentXpress, Inc. (Collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The Company filed a voluntary petition on September 23, 2011 (the “Petition Date”), for reorganization under Chapter 11 of the  Bankruptcy Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”).

The consolidated financial statements as of August 31, 2011 and for the three and six months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements.  As such, the financial statements for the three and six months ended August 31, 2011 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the three and six months ended August 31, 2010. As part of the Chapter 11 filing and as discussed further below, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely materially alter the classifications and amounts reported in our consolidated financial statements.  For further information see Footnote 10, Subsequent Events.

The condensed consolidated balance sheet as of February 28, 2011, which was derived from audited financial statements has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments as well as adjustments required for entities in reorganization under the Bankruptcy Code) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the  “Company‘s Annual Report on Form 10-K as of and for the year ended February 28, 2011, as filed with the Securities Exchange Commission.

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

Going Concern and Liquidity Matters

On September 23, 2011, the Company filed for protection under Chapter 11 of the Bankruptcy Code and as such, the accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations.

Inventory

Inventory is mainly comprised of our DVD and Blu-ray rental library and merchandise inventories held for rental and resale. Inventory, which is considered finished goods, is stated at the lower of cost or market. Our DVD and Blu-ray library is capitalized and amortized to estimated salvage value (sales value of used DVDs and Blu-ray discs) on a straight-line basis to direct operating expense over the average estimated high usage periods of the DVDs and Blu-rays which is typically four months. The cost of inventory includes the cost of materials and to a lesser extent, the labor and overhead in stocking the DVD and Blu-ray rental inventory. Inventory also includes a small amount of DVD cases and radio frequency identification devices (RFID tags) to be used on future movies. Due to our removing our kiosks from operation and the filing of the bankruptcy petition, at August 31, 2011, the Company wrote all inventory down to its estimated net realizable value and took a charge of $26,000.

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

Equipment

At February 28, 2011, equipment is stated at cost, less accumulated depreciation. Due to the filing of the bankruptcy petition, at August 31, 2011, the Company wrote all equipment down to its estimated net realizable value and in the three and six months ended August 31, 2011, the Company took a charge of $370,077.

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

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of August 31, 2011 and February 28, 2011, the Company had 11,595,791 and 8,497,291 warrants outstanding, respectively. As of August 31, 2011 and February 28, 2011, the Company had 5,970,000 and 4,005,000 stock options, respectively. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

	August 31, 2011	February 28, 2011
Investor relations fees	$—	$316,667
Prepayment on kiosks	—	100,000
Deposits	—	2,500
Insurance	500	4,182
Rent	3,049	8,621
Legal retainer	—	5,983
Other	—	8,775
Total prepaid expenses and deposits	$3,549	$346,728

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

The Company has a four to eight week lead time between when it orders a kiosk and when it is delivered for deployment. Upon order and again prior to shipment, the Company must make partial payment for the cost of the kiosk. As the manufacturer retains ownership until the kiosk is deployed, these up-front payments are treated as deposits until the kiosks are received. As of August 31, 2011, the Company had no kiosks on order compared to 25 at February 28, 2011.

4. Equipment

Equipment consisted of the following as of August 31, 2011.

Kiosk equipment	$587,948
Less: accumulated depreciation and write-down to net realizable value	(419,073)
$168,875

Kiosk equipment is stated at cost and depreciated on a straight-line basis over an estimated useful life of 5 years. Depreciation expense for the three and six months ended August 31, 2011 amounted to $29,397 and $48,996, respectively. During the three and six months ended August 31, 2011, the Company wrote its equipment down to estimated net realizable value and took a charge of $370,077. As described above, the Company had no Kiosks in place as of February 28, 2011.

 5. Notes Payable, Accrued Interest and Other Short-term Obligations to Stockholders

As a result of its Chapter 11 filing on September 23, 2011, the Company is in default on all of its notes payable which were previously classified as long-term.   At August 31, 2011, the Company classified long-term notes payable and accrued interest as current which consisted of the following:

	Principal	Interest	Total
8% Note to George Mainas/Mainas Development Corporation	$187,384	$5,387	192,771
9% Line of Credit to George Mainas/Mainas Development Corporation	201,274	4,926	206,200
Advances due George Mainas/Mainas Development Corporation	180,000	—	180,000
10% Note due to Niesar Vestal, LLP	50,000	5,000	55,000
7% Note payable to Steve Davis	25,000	2,316	27,316
Due to other shareholders	65,000	—	65,000

Total notes payable and accrued interest to shareholders	$708,658	$17,629	$726,287

In May and June, 2011, the Company entered into an Agreement with George Mainas, Mainas Development Corporation (collectively “Mainas”) and three entities (“Purchasers”) whereby Purchasers purchased $400,000 of the Company’s debt due to Mainas. The Company agreed to allow the Purchasers the option to convert this debt at a conversion rate of $0.25 per share into 1,600,000 shares of common stock and 1,600,000 warrants to purchase common stock of the Company for $0.40 per share for three years from the date of the Agreements. In connection with the change in the conversion price and the issuance of the warrants, in the six months ended August 31, 2011, the Company recorded an expense of $ 1,054,343.  The conversion agreements allows that, should the Company issue new shares for less than $0.25 per share, the investor who converted debt and still own these shares will have additional shares issued to bring his net cost per share for the remaining shares down to this lessor price. Also, in May and June, 2011, Purchasers notified the Company that they were exercising this option to convert. The shares of Company’s common stock will be issued without restriction under the Act under an exemption provided pursuant to Rule 144 of the Act. The warrants and shares of the Company’s common stock which may be issued upon exercise of the warrants are restricted securities, and may not be sold, transferred or otherwise disposed without registration under Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.  In July 2011, the Company issued shares for $0.10 which triggered the repricing discussed above. The Company issued and additional 2,121,750 shares to the three purchases and took a charge of $424,350. All principal and accrued interest under the promissory note may be converted into shares of Company common stock at the election of the holder at any time upon written notice to the Company at a price of $4.00 per share, and all principal and accrued interest under the promissory note shall automatically convert into shares of Company common stock in the event that the 10 day trailing VWAP (volume weighted average price) for the Company’s common stock shall exceed $4.00 per share at any time prior to the Maturity Date.

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

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

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. $40,000 of the short-term note has been paid, with $5,000 remaining. The note accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at any time within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date.

The Company has outstanding current liabilities due to stockholders as of August 31, 2011 and February 28, 2011, in the amount of $180,000 and $14,000, respectively. These amounts represent either a short-term loans or operating expenses paid on the Company’s behalf. These liabilities are interest free and due on demand.  The $180,000 is due Mr. Mainas and is covered by his security interest in the assets of the Company.

The Company also has short-term notes payable and accrued interest of $65,000 and $27,090 as of August 31, 2011 and February 28, 2011, respectively. The August 31, 2011 balance consists of a non-interest bearing convertible notes. These notes are convertible by either the Company or the holder into common stock of the Company at $0.10 per share any time before they are due on October 31, 2011. At February 28, 2011, the $27,090 was owed to Niesar Vestal, LLP. $25,000 and to Imperial Credit Corp.$2,090 related to financing an insurance policy.

6. Common Stock

On March 7, 2011, the board of directors accelerated the vesting on 583,335 shares due Martin W. Greenwald, CEO and Chairman under an employment agreement between Mr. Greenwald and the Company. The Board also authorized an additional 500,000 fully vested shares to be issued to Mr. Greenwald. The Company recorded $695,646 in expense related to these issuances in the six months ended August 31, 2011.

On March 7, 2011, the Company issued 687,500 shares to four consultants for services rendered. The Company recorded $378,125 in consulting expense in the three months ended May 31, 2011 as the grants were for past services and vested immediately to the holder.

On March 7, 2011, the Company executed a common stock and warrant agreement with an accredited investor for $79,000 in cash. The accredited investor received 316,000 common stock and 316,000 warrants to purchase an additional share of the Company at $0.40 within three years. As of August 31, 2011, the accredited investor held 316,000 warrants related to this purchase.

In May and June 2011, the Company agreed to convert $400,000 of long-term debt and related interest by issuing 1,600,000 common shares and 1,600,000 warrants. The investors were granted piggyback registration rights for the shares of common stock and shares underlying the warrants. The shares of the Company’s common stock are freely trading securities, under SEC Rule 144. The warrants have a life of three years and are convertible at $0.40 per share.

In June 2011, one consultant made a cashless exercise of a stock option and 128,571 shares were issued.

In June 2011, the Company issued 200,000 shares of common stock to a supplier.  In return, the supplier agreed to give the Company a discount on future purchases of kiosks.

On August 2, 2011, the Company issued 600,000 shares to Salzwedel Financial Services for services to be rendered. The Company expensed this amount in the period ended August 31, 2011.

In August 2011, one creditor elected to convert $7,408 of accounts payable into 74,085 shares of common stock of the Company.

In the quarter ending August 31, 2011, the Company executed common stock agreements with five accredited investors for $137,000 in cash. The accredited investors received 1,370,000 shares of common stock and one investor received 750,000 warrants to purchase an additional share of the Company at $0.10 within three years. These sales triggered an anti-dilution clause in the aforementioned $400,000 conversion of debt to equity and an additional 2,121,750 shares of common stock were issued.

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011
7. Share Based Compensation

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

	Six months ended August 31,
	2011	2010
Expected Volatility	70%	706.68%
Expected dividends	0%	0%
Expected terms (in years)	1 to 3	1
Risk-free rate	0.25% to 1.22%	.34%
Forfeiture rate 20%	0%

A summary of option activity as of August 31, 2011, and changes during the period then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at February, 2011	4,005,000	$0.99	3.67	$205,000
Granted	3,015,000	0.61
Exercised	(200,000)	0.10	—	—
Forfeited or expired	(1,050,000)	1.09	—	—
Outstanding at August 31, 2011	5,970,000	0.85	2.37	—
Exercisable at August 31, 2011	4,476,959	$0.79	3.06	—

During the six months ended August 31, 2011, 128,571 shares were issued in connection with the cashless exercise of 200,000 options.

The Company has an additional $912,123 to expense in future periods for unvested stock options. There was no unvested compensation as of August 31, 2010. During the six months ended August 31, 2011,  3,015,000 stock options were granted. The Company has recorded a stock option expense of $327,601 and $876,120 in three and six months ended August 31, 2011, respectively,  in general and administrative expenses.

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

August 31,
2011
Expected volatility	70%
Expected dividends	—
Expected terms (in years)	3
Risk-free rate	.79%
Forfeiture rate	0%

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

A summary of warrant activity for the six months ended August 31, 2011, is presented below:

	Warrants	Weighted- Average Exercise Price		Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2011	8,497,291		$0.36	2.81	$2,379,427
Granted	3,316,000		$0.26.	2.59
Exercised	—	$
Forfeited or expired	(217,500)		$1.25
Outstanding at August 31, 2011	11,595,791		$0.32	2.43	—
Exercisable at August 31, 2011	11,595,791		$0.32	2.43	—

There were no warrants exercised during the six months ended August 31, 2011 or 2010. There were no unvested warrants as of August 31, 2011. During the six months ended August 31, 2011, the Company issued 3,316,000 warrants to six investors at an average exercise price $0.26. In relation to 1,600,000 of these warrants, using the Black-Scholes valuation model the Company the recorded a loss on conversion of debt of $392,468.

8. Income Taxes

The Company has commenced analyzing filing positions in all of the federal and state jurisdictions (California) where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The last tax return filed by the Company was for the year ended February 28, 2007.

Due to the existence of a full valuation allowance against deferred tax assets, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of August 31, 2011 and August 31, 2010, the Company had no accruals for interest or penalties related to income tax matters.

9. Commitments and Contingencies

Effective May 6, 2010, the Company entered into a lease for 3,040 square feet of office space located at 2330 Marinship Way, #300, Sausalito, California 94965. The term of the lease is 23.5 months commencing May 15, 2010 and the monthly rent is $7,752.

On August 31, 2010, the Company entered into a settlement agreement with Niesar Vestal, LLP for all outstanding obligations. The agreement calls for a series of cash payments totaling $45,000 over 12 months plus a convertible note for $50,000. The note had a maturity date of June 30, 2012 and accrues interest at 10%. The terms of the debt agreement provide for all principal and accrued interest to be converted into shares of common stock at $1.50 per share at any time within the term of the note. All principal and accrued interest under the note shall automatically convert into shares of common stock in the event that the 30 day trailing volume weighted average price for the stock exceeds $2.00 per share at any time after June 1, 2011 and prior to the maturity date. As discussed previously, the Company is in default on this note.

10. Subsequent Events

In preparing these condensed consolidated financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 31, 2011 and through October 17, 2011, the date the condensed consolidated financial statements were available to be issued.

Chapter 11 - On September 23, 2011, Public Media Works, Inc. ("we") filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Chapter 11 Case") in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11  Case Number is: 6:11-bk-40137-MJ . The purpose in filing the Chapter 11 Case is to give the Company time to restructure its debt obligations to its secured and unsecured creditors.. Thereafter, we will prepare a Disclosure Statement and a Plan of Reorganization that describes our plan to emerge from Chapter 11as a viable company. We will file those documents with the Bankruptcy Court and submit them to all creditors for their approval with a view towards obtaining an Order from the Bankruptcy Court confirming our Plan of Reorganization so that we may successfully exit from Court protection.

PUBLIC MEDIA WORKS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2011

We continue to manage our business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We have obtained approval from the Company’s secured Creditors to continue to pay critical vendor post-petition obligations. The kiosks and movies have been removed from retail locations and placed in a secure storage facility to protect the value of our only significant tangible assets.

Over the next few weeks we will try to raise $150,000 of equity or DIP Financing (collectively “Financing”) which should fund the Company through December 31, 2011.  If we are able to raise this Financing, we will 1) work with secured and unsecured creditors and the Bankruptcy Court to restructure and/or satisfy their claims; and 2) develop an operational plan.

While we intend to maintain business operations through the reorganization process, our liquidity and capital resources are significantly affected by the Chapter 11 Case, which has resulted in various restrictions on our activities, limitations on financing and a need to obtain Bankruptcy Court approval for various matters.  In particular, we are not permitted to make any payments on pre-petition liabilities without prior Bankruptcy Court approval.

At this time, it is not possible to predict with certainty the effect of the Chapter 11 Case on our business or various creditors, or if or when we will emerge from these proceedings. Future results will depend on both raising the Financing and upon our ability to propose and confirm a Plan of Reorganization. The longer we remain under the jurisdiction of the Bankruptcy Court the more legal and bankruptcy-related costs we incur. These costs are currently having an adverse effect on the results of operations and will continue to do so, until we can emerge from bankruptcy Court protection..

We currently have minimal cash on hand and no source of revenue. Thus, if we are unable to raise the Financing, we will be forced to convert our case to  a Chapter 7 and liquidation. Our secured creditors would likely receive all of our assets, as we believe their fair market value is significantly below that of the amount owed the secured creditors.  In a Chapter 7, we believe that the unsecured creditors and shareholders would receive nothing.

While we are striving to raise Financing and restructure our debt through the Chapter 11 Case, there are no guarantees we will be successful. Our cash is not sufficient to meet our short-term needs let alone our debt obligations as currently structured or to meet anticipated operating and general and administrative expenses during the next 12 months. Thus, if we are not successful within the timeframes imposed by the Bankruptcy Court to raise Financing and propose a Plan of Reorganization, our Chapter 11 Case will be converted to a Chapter 7 liquidation. Even if we timely file a Plan of Reorganization, if our creditors do not approve it or if the Bankruptcy Judge hearing our case refuses to issue and Order confirming our Plan of Reorganization then our Chapter 11 Case would be converted to a Chapter 7 liquidation case. Upon a liquidation, we believe that all unsecured creditors and shareholders would receive nothing, as the amount of the claims held by our secured creditors exceeds the value of all of the our assets, and after payment of the secured claims there would be nothing left over to distribute to any creditors or shareholders. The Consolidated Financial Statements herein illustrate the point as they include writing down our assets to estimated net realizable value.

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

Overview

The Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), were engaged in the business of offering self-service Kiosks which deliver DVD and Blu-ray movies and other potentially other products to consumers.

In order to maintain clarity in this report, references to the business of the Company’s subsidiary EntertainmentXpress will be indicated as “EntertainmentXpress”; and references to the “Company,” “we,” “us” or “our” refer to the combined businesses of Public Media Works, Inc. and EntertainmentXpress after May 4, 2010.

Going Concern and Liquidity Matters
The Company filed a voluntary petition on September 23, 2011 under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”).

The consolidated financial statements as of August 31, 2011 and for the three and six months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements.  As such, the financial statements for the three and six months ended August 31, 2011 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the three and six months ended August 31, 2010. As part of the Chapter 11 filing and as discussed further below, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely alter the classifications and amounts reported in our consolidated financial statements.  For further information see Footnote 10, Subsequent Events.

The condensed consolidated balance sheet as of February 28, 2011, which was derived from audited financial statements, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

Results of Operations
Revenue

In early 2011, the Company entered the start-up phase of operation. In the three and six months ended August 31, 2011 it generated $18,881 and $39,117 in revenue as compared to $339 in revenue for both the three and six months ended August 31, 2010. Revenue in the three and six months ended August 31, 2011 came principally from 25 kiosks placed in operation in March 2011 and going through beta testing. The Company was using a newly manufactured kiosk and operating software. As the Company was unable to raise additional equity to continue operating the kiosks, in early September, 2011, the Company removed the kiosks and placed them in storage. The remainder of revenue during periods came from a joint venture in Canada.  No future revenue is expected from this joint venture.

For the three and six months ended August 31, 2011, the Company’s operating expenses were $1,611,072 and $4,492,380, respectively, compared to operating expenses of $442,519 and $1785,569, respectively,  for the three and six months ended August 31, 2010.

	Three months ended August 31,		Six months ended August 31,
	2011	2010	2011	2010
Direct operating expenses	105,890	—	169,603	—
Marketing	25,566	61,779	78,418	94,596
General and administrative expenses	1,409,850	380,740	4,014,852	1,690,973
Professional fees	69,766	—	229,507	—
Total expenses	1,611,072	442,519	4,492,380	1,785,569

The increase in the direct operating expenses is a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks. In addition, in the three and six months ended August 31, 2011, the Company wrote off  $16,117  of prepaid support due to its removing the kiosks from retail locations.

Marketing expenses decreased 59% for the three months ended August 31, 2011 as compared to the three months ended August 31, 2010. For the six months ended August 31, 2011 as compared to the six months ended August 31, 2010, marketing expenses decreased 17%. For both the three and six month periods, the decreases were the result of minimal advertising and promotion costs in the current fiscal year due to the Company’s cash constraints.

In the three and six months ended August 31, 2011, general and administrative expenses included $1,201,643 and $3,527,184 of non-cash costs comprised of:

	Three months	Six months
Officers stock compensation	$163,625	$1,022,896
Stock option expense	327,601	876,120
Stock and warrant compensation consultants and suppliers	710,417	1,628,168
Total non-cash expenses	$1,201,643	$3,527,184

The major components of cash expenses in General & Administrative for the three and six months ended August 31, 2011 were: salaries and related ($84,262 and $176,291, respectively) travel and entertainment ($29,704 and $75,818, respectively); facilities ($16,530 and $34,665, respectively); and  engineering and product development ($42,829 and $94,955, respectively).

Liquidity and Capital Resources

Our primary requirements for working capital are to fund purchases of kiosks and movies, and to cover our operating expenses. In recent years, we have incurred losses from operations and have undertaken several equity financing transactions to provide us with capital as we worked to grow our business. In March 2011, we installed our first 25 kiosks in test locations in Southern California.

As of August 31, 2011, the Company had a cash balance of $5,794. The Company does not currently have sufficient cash on hand to satisfy its operating costs and continued expansion efforts, and needs to reduce debt and raise additional capital. In September 2011, the Company decided to cease operating the kiosks and place the kiosks in a safe warehouse location while it reorganized under a voluntary bankruptcy filing (Chapter 11). The Company is seeking $150,000 to allow it to operate under the protection of the U.S. bankruptcy laws while it converts most of its non-secured debt, including accounts payable, to equity as well as renegotiating its agreements with its secured creditor. Finally, it will need to raise additional equity to continue to fund its operations beyond the three to four months it believes it will take it to go through the bankruptcy process.  However, there can be no assurance as to whether, when, or upon what terms the Company will be able to consummate any additional financing.

If the Company is unable to raise additional equity, it will likely convert its filing to a Chapter 7 liquidation.

The Company had net cash used in operating activities of $628,262. These funds were used primarily to fund the loss from operations of $4,453,263 less non-cash charges of $4,145,148. We also purchased approximately $94,728 of DVDs and Blu-ray Discs for our kiosks. Offset against these uses was an increase in accounts payable of $186,377.

The Company completed the purchase of its first 25 kiosks capitalizing $199,742 of costs related to these kiosks. These costs included $40,000 in shipping and installation as well as $45,450 of sales tax.

During the six months ended August 31, 2011, the Company raised $216,000 in new equity, borrowed 180,000 from a shareholder, $65,000 from two individuals and received $30,000 due from shares sold in February 2011.

To date, the Company has funded its operations primarily through the issuance of common stock in exchange for cash and services, as well as through notes payable to stockholders and third parties.

On September 23, 2011, the Company filed voluntary petitions for relief under Chapter 11 (Chapter 11 Proceedings) of the U.S. Bankruptcy Code (Bankruptcy Code) in the U.S. Bankruptcy Court for the Central District of California (Bankruptcy Court).

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

Evaluation of Disclosure Controls and Procedures. We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange

Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of August 31, 2011 is as follows:

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

During the second quarter, Joseph Merhi and Edward Frumkes resigned directors.  In September 2011, Mr. Martin W. Greenwald resigned as Chief Executive Officer and John Hackett joined as Chief Executive Officer.

On October 13, 2011 John Hackett resigned as Chief Executive Officer and Garrett Cecchini joined as Chief Executive Officer. From 2006 through 2007, Mr. Cecchini was Executive Vice President, business development and a Director of Zvue Corp.  From 2007 through 2009,  Mr. Cecchini was  a professional investor  and a  Director of Debut Broadcasting, Corp.  From 2009 through April 2010 he was a founder of, and CEO of, Entertainment Express, Inc. the predecessor company of Public Media Works, Inc. With the Merger, Mr. Cecchini became CEO and Chair of the Board of Directors of Public Media Works. In August 2010, Mr. Cecchini resigned as CEO and in March 2011, he resigned from the Board of Directors. In 2011, he co-founded and continues to be a partner in Magna Group, LLC, a merchant bank.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
The Company filed a voluntary petition on September 23, 2011 under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”).

There are no other material pending legal proceedings to which the Company is a party or of which any of the Company’s property is subject as of the date of this report. Further, as of the date of this report, the Company is not aware of any legal proceedings against the Company, or its property contemplated by any governmental authority.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 6— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 28, 2011 which was filed with the SEC on June 3, 2011 (the “Form 10K”). These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. As of the date of this report, we believe that the previously discussed bankruptcy filing  is a material changes to the risk factors previously disclosed in our Form 10K.

Item 1A. Risk Factors
There has been one material change from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report Form on 10-K for the year ended February 28, 2011 and the Quarterly Report Form 10Q for the quarter ended May 31, 2011.

Chapter 11 Bankruptcy.  The Company filed a voluntary petition on September 23, 2011 (the “Petition Date”), for reorganization under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).  The Company is seeking  debtor in Possession financing. There can be no assurance that such financing will be forthcoming, in which case the Company would need to amend its filing to a Chapter 7 filing for liquidation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In June 2011, one consultant made a cashless exercise of a stock option and 128,571 shares were issued. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act and/or Rule 506 of Regulation D under the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

In June 2011, the Company issued 200,000 shares of common stock to a supplier.  In return, the supplier agreed to give the Company a discount on future purchases of kiosks. The Company recorded $100,000 in expenses related to this transaction.

In July 2011, the Company issued 2,121,750 shares related to an anti-dilution clause in $400,000 of previously reported debt converted to equity.

On August 2, 2011, the Company issued 600,000 shares to Salzwedel Financial Services for services to be rendered. The Company recorded $90,000 in expense related to this transaction.

In August 2011, one creditor elected to convert $7,408 of accounts payable into 74,085 shares of common stock of the Company.

In the quarter ending August 31, 2011, the Company executed common stock agreements with five accredited investors for $137,000 in cash. The accredited investors received 1,370,000 shares of common stock and one investor received 750,000 warrants to purchase an additional share of the Company at $0.10 within three years.

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       (Removed and Reserved).

None

Item 5.       Other Information.

None

Item 6.           Exhibits

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

Public Media Works, Inc. (Registrant)

Date: October 17, 2011		/s/ Garrett Cecchini
	By:	Garrett Cecchini
	Title:	Chief Executive Officer