Form 10-Q/A
period 2011-08-31
PUBLIC MEDIA WORKS INC
filed 2011-11-30
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

On November 29, 2011, the registrant had outstanding 38,389,700 shares of Common Stock, which is the registrant’s only class of common equity

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Public Media Works Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2011 filed with the Securities and Exchange Commission on October 17, 2011 (“the Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information.

None

Item 6.	Exhibits
Exhibits No.	Description

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith

**	Previously filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: Novmember 29, 2011		/ s/ Martin Greenwald
	By:	Martin Greenwald
	Title:	Chief Executive Officer