Form 10-Q
period 2011-11-30
PUBLIC MEDIA WORKS INC
filed 2012-01-19
CIK 1108730

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2011

☐      Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period                        to

Commission File Number 0-29901

PUBLIC MEDIA WORKS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-4802535
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4000 Bridgeway, Ste. #400
Sausalito, CA 94965
(Address of principal executive offices)

(415) 331-7700
(Issuer’s telephone number, including area code)

(Former address)

 2330 Marinship Way, Ste. #300
Sausalito, CA 94965

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

On January 4, 2012, the registrant had outstanding 38,315,615 shares of Common Stock, which is the registrant’s only class of common equity

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

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
Form 10-Q
For the Three and Nine Months Ended
November 30, 2011

PART I

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets

	November 30,	February 28,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash	$25,233	$385,888
Accounts receivable, net	—	6,561
Inventory	—	61,564
Prepaid expenses and other assets	2,000	346,728
Total current assets	27,233	800,741
Deposits on kiosks	—	394,206
Other assets	—	11,485
Total assets	$27,233	$1,206,432
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued liabilities-post petition	$18,480	$—
Convertible note-post petition	25,000	—
Total liabilities not subject to compromise	43,480	—
Liabilities subject to compromise	1,032,254	1,167,837
Total liabilities	1,075,734	1,167,837
Stockholders’ equity (deficit)
Common stock $0.0001 par value, 125,000,000 shares authorized 38,315,615 and 30,208,459 issued and outstanding as of November 30, 2011 and February 28, 2011, respectively	3,832	3,021
Additional paid-in capital	18,295,520	12,901,495
Subscriptions receivable	—	(30,000)
Accumulated deficit	(19,347,853)	(12,835,921)
Total stockholders’ equity (deficit)	(1,048,501)	38,595
Total liabilities and stockholders’ equity (deficit)	$27,233	$1,206,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
Revenue	$—	$239	$39,117	$578
Expenses
Direct operating expenses	—	—	169,605	—
General and administrative expenses	37,042	3,195,491	4,359,821	4,955,264
Total expenses	37,042	3,195,491	4,529,426	4,955,264
Loss from operations	(37,042)	(3,195,252)	(4,490,309)	(4,954,686)
Other expenses:
Interest	27,436	16,207	52,487	260,726
Loss on conversion of debt to equity	—	—	1,478,693	46,550
Loss on sale of assets	71,370	20,354	71,370	20,354
Depreciation	—	1,384	48,996	15,957
Equipment impairment	—	—	370,077	—
Total other expenses	98,806	37,945	2,021,623	343,587

Loss before income taxes	(135,848)	(3,233,197)	(6,511,932)	(5,298,273)
Provision for income taxes	—	—	—	—
Net loss	$(135,848)	$(3,233,197)	$(6,511,932)	$(5,298,273)

Net loss per common share – basic and diluted	$(0.00)	$(0.16)	$(0.18)	$(0.33)

Weighted average number of shares – basic and diluted	38,315,615	20,576,892	35,794,596	16,029,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)

Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine months ended	Nine months ended
	November 30, 2011	November 30, 2010
OPERATING ACTIVITIES:
Net loss	$(6,511,932)	$(5,298,273)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	48,996	5,422
Amortization	110,551	—
Impairment of equipment	370,077	—
Interest expense accrued but unpaid on convertible of debt	27,488	166,079
Share based compensation	3,529,191	4,385,652
Warrants issued for services	11,086	—
Loss on conversion of debt to equity	1,478,693	46,550
Bad debt expense	7,794	—
Shares issued to settle dispute	—	132,509
Debt discount	25,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,233)	—
Prepaid expenses and other assets	35,111	(1,316,809)
Inventory	(84,460)	—
Other assets	10,125	(9,448)
Payables and accrued liabilities-post petition	18,480	—
Deposit on Kiosk	—	(10,000)
Accounts payable and accrued expenses and accrued interest	228,502	290,140
Net cash used in operating activities	(696,531)	(1,608,178)
INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	20,355
Purchase of equipment	(139,034)	(49,482)
Net cash used in investing activities	(139,034)	(29,127)
FINANCING ACTIVITIES:
Issuance of common stock for cash	216,000	1,438,394
Subscriptions receivable	30,000	—
Due to stockholders	166,000	78,636
Payments on note payable	(27,090)	—
Convertible note-post petition	25,000	—
Notes payable-Short term	65,000	32,697
Proceeds from notes payable to stockholders	—	145,481
Net cash provided by (used in) financing activities	474,910	1,695,208
Net increase (decrease) in cash	(360,655)	57,903
Cash - beginning of period	385,888	44
Cash – end of period	$25,233	$57,947
SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$—	$1,171
Conversion of accounts payable to convertible promissory note	$—	$50,000
Cancellation of common shares	$—	$338
Common stock issued for consulting services	$468,125	$1,698,500
Common stock issued to directors, officers and advisors	$275,000	$1,779,500
Conversion of notes payable and interest to equity	$831,758	$—
Common stock issued as prepayment on kiosks	$100,000	$—
Sale of assets to pay down secured note	$145,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

1. Basis of Presentation & Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Public Media Works, Inc. and its wholly-owned subsidiary, EntertainmentXpress, Inc. (Collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Bankruptcy Filing

On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ. The purpose in filing the Chapter 11 Case is to give the Company time to restructure its debt obligations to its secured and unsecured creditors. Thereafter, we will prepare a Disclosure Statement and a Plan of Reorganization that describes our plan to emerge from Chapter 11as a viable company. We will file those documents with the Bankruptcy Court and submit them to all creditors for their approval with a view towards obtaining an Order from the Bankruptcy Court confirming our Plan of Reorganization so that we may successfully exit from Court protection.

The consolidated financial statements as of November 30, 2011 and for the three and nine months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements.  As such, the financial statements for the three and nine months ended November 30, 2011 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the three and nine months ended November 30, 2010. As part of the Chapter 11 filing, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely materially alter the classifications and amounts reported in our consolidated financial statements.

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

Inventory

Inventory was mainly comprised of our DVD and Blu-ray rental library and merchandise inventories held for rental and resale. Inventory, mainly consisted of finished goods, was stated at the lower of cost or market. Our DVD and Blu-ray library was capitalized and amortized to estimated salvage value (sales value of used DVDs and Blu-ray discs) on a straight-line basis to direct operating expense over the average estimated high usage periods of the DVDs and Blu-rays which is typically four months. Inventory also included a small amount of DVD cases and radio frequency identification devices (RFID tags). Due to our removing our kiosks from operation and the filing of the bankruptcy petition, the Company wrote all inventories down to its estimated net realizable value and took a charge of approximately $26,000. On November 22, 2011, the bankruptcy court approved the sale of majority of the Company’s assets and accordingly on November 30, 2011, the Company executed the Asset Purchase Agreement whereby majority of Company’s assets including its inventory were sold for an amount of $145,000.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

Equipment

At February 28, 2011, equipment is stated at cost, less accumulated depreciation. Due to the filing of the bankruptcy petition, at November 30, 2011, the Company wrote all equipment down to its estimated net realizable value and in the three and nine months ended November 30, 2011, the Company took a charge of approximately $370,000.

Expenditures for maintenance and repairs were charged to expense as incurred. Included in the cost of the kiosk is the cost to deliver and install the kiosk as well as applicable sales tax. Items of property and equipment with costs greater than $1,000 were capitalized and depreciated on a straight-line basis over the estimated useful lives, as follows:

Description	Estimated Useful Life
Office equipment and furniture	2 to 5 years
Kiosks	5 years

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of November 30, 2011 and February 28, 2011, the Company had 11,595,791 and 8,497,291 warrants outstanding, respectively. As of November 30, 2011 and February 28, 2011, the Company had 1,025,000 and 4,005,000 stock options outstanding, respectively. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

2. Proceedings Under Chapter 11 of the Bankruptcy Code

On  September 23, 2011  (the  "Petition  Date"),  the  Company  filed a voluntary  petition for relief under Chapter 11 of the Bankruptcy  Code with the Bankruptcy  Court.  The petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code.  The Company continues to operate its business as debtor-in-possession under the jurisdiction  of the  Bankruptcy  Court and in  accordance  with the  applicable provisions  of the  Bankruptcy  Code and  orders  of the  Bankruptcy  Court.  In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court.

No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's prepetition liabilities, common stock and other securities.  Based upon the status of the Company's plan of reorganization, it is uncertain whether holders of our securities will receive any payment in respect of such securities.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

Subject to certain exceptions under the Bankruptcy Code, the Bankruptcy Filing automatically enjoins, or stays, the continuation of any judicial or administrative proceedings or other actions against the Company or its property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example,  creditor  actions to obtain  possession of property from the Company,  or to create,  perfect or enforce any lien against the property of the Company,  or to collect on or otherwise exercise rights or remedies with respect to a Prepetition  claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

In order to successfully exit Chapter 11 bankruptcy, the Company will need to propose, and obtain Bankruptcy Court confirmation of, a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors' prepetition obligations, set forth the revised capital structure of the newly reorganized entity, and provide for corporate governance subsequent to exit from bankruptcy.

Under section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of its future obligations under such lease or contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts or leases are rejected may file claims against the Company for damages.

The Company sold substantially all of its assets effective November 30, 2011 and the currently proposed plan of reorganization restricts the Company's management to liquidating the Company's assets and making distributions on allowed claims until all allowed claims are satisfied and reserves are established for disputed claims. When and if all allowed claims are satisfied or fully reserved for, it is not known at this time whether the Company will commence new business opportunities or liquidate, and the mechanism for making this determination has yet to be established. The ability of the Company to continue as a going concern is dependent upon, among other things, (i) acquiring assets; (ii) the ability of the Company to generate cash from operations; (iii) the ability of the Company to maintain adequate cash on hand; (iv) the ability of the Company to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; and, (v) the cost, duration and outcome of the reorganization process. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently evaluating various courses of action to address the operational issues it is facing. There can be no assurance that any of these efforts will be successful. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the nine months ended November 30, 2011.

Further, a plan of reorganization could materially change the amounts and classifications reported in our financial statements.  Our historical financial statements do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied or reserved for in full before shareholders of the Company are entitled to receive any distribution or retain any property under a plan of reorganization.  The ultimate recovery, if any, to creditors and shareholders of the Company will not be determined until confirmation and consummation of a plan of reorganization.  No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy to each of these constituencies or what types or amounts of distributions, if any, they would receive.  Accordingly, the Company urges that extreme caution be exercised with respect to existing and future investments in any of the Company's liabilities and/or securities.

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash, if any, during the Chapter 11 process.  These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material to the Company’s financial position or results of operations in any given period.

3. Prepaid Expenses and Other Assets

Prepaid expenses principally consisted of deferred costs related to stock compensation to vendors where stock has been issued for services to be rendered in the future. Stock is subject to repurchase if services are not rendered.

	November 30, 2011	February 28, 2011
Investor relations fees	$—	$316,667
Deposits	—	2,500
Insurance	—	4,182
Rent	—	8,621
Legal retainer	—	5,983
Other	2,000	8,775
Total prepaid expenses and deposits	$2,000	$346,728

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

The Company had a four to eight week lead time between when it orders a kiosk and when it is delivered for deployment. Upon order and again prior to shipment, the Company had to make partial payment for the cost of the kiosk. As the manufacturer retains ownership until the kiosk is deployed, these up-front payments were treated as deposits until the kiosks are received. As of November 30, 2011, the Company had no kiosks on order compared to 25 at February 28, 2011.

4. Equipment and Asset Purchase Agreement

On November 22, 2011, the bankruptcy court approved the sale of majority of the Company’s assets and accordingly on November 30, 2011, the Company executed the Asset Purchase Agreement whereby majority of Company’s assets including its inventory were sold for an amount of $145,000 to an unrelated party. Accordingly, as of November 30, 2011 and February 28, 2011 the Company did not have any assets in place. In relation to the Asset Purchase Agreement, the Company recorded approximately $71,000 as loss on sale of assets.

Depreciation expense for the three and nine months ended November 30, 2011 amounted to $0 and $48,996, respectively. During the three and nine months ended November 30, 2011, and right before the consummation of the Asset Purchase Agreement, the Company wrote its equipment down to estimated net realizable value and took a charge of approximately $370,000.

 5. Liabilities Subject to Compromise

Liabilities subject to compromise at November 30, 2011 and February 28, 2011 include the following pre-petition liabilities:

	November 30,	February 28,
	2011	2011
Accounts payable and accrued liabilities	$448,531	$271,562
Due to stockholders	180,000	14,000
Note payable	65,000	27,090
8% Note to George Mainas/Mainas Development Corporation	48,687	465,409
9% Line of Credit to George Mainas/Mainas Development Corporation	207,307	310,835
7% Note payable to Steve Davis	27,423	26,441
10% Note due to Niesar Vestal, LLP	55,306	52,500
Total liabilities subject to compromise	$1,032,254	$1,167,837

On November 30, 2011 and in relation to the Asset Purchase Agreement mentioned above, the court approved the sale of majority of Company’s assets and concurrently using the funds from the sale to partially pay down the 8% Note to George Mainas which was the only secured note. Accordingly, the balance of this note was re-classified to liabilities subject to compromise as no more assets are available to satisfy the secured credit obligation.

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

6. Convertible Note-Post Petition

On November 9, 2011, the Company issued an unsecured convertible note for an amount of $25,000 and bears interest at 8% per year. The term of the note is one year from the date where the Company obtains the Bankruptcy Court approval for the financing; the Company obtained such approval on November 22, 2011. The outstanding principal and interest on this note is convertible at any time on or after the date of Bankruptcy Court approval into Company’s shares of common stock on the basis of five (5) shares for each $0.01. In accordance with the applicable guidance in GAAP, the Company recorded a beneficial conversion feature (BCF) for an amount of $25,000 on date of issuance. The BCF amount was calculated as the difference between the market price and conversion price on date of issuance and was charged to operations on such date.

7. Common Stock

On March 7, 2011, the board of directors accelerated the vesting on 583,335 shares due Martin W. Greenwald, CEO and Chairman under an employment agreement between Mr. Greenwald and the Company. The Board also authorized an additional 500,000 fully vested shares to be issued to Mr. Greenwald. The Company recorded $695,646 in expense related to these issuances in the nine months ended November 30, 2011.

On March 7, 2011, the Company issued 687,500 shares to four consultants for services rendered. The Company recorded $378,125 in consulting expense in the three months ended May 31, 2011 as the grants were for past services and vested immediately to the holder.

On March 7, 2011, the Company executed a common stock and warrant agreement with an accredited investor for $79,000 in cash. The accredited investor received 316,000 common stock and 316,000 warrants to purchase an additional share of the Company at $0.40 within three years. As of November 30, 2011, the accredited investor held 316,000 warrants related to this purchase.

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

On August 2, 2011, the Company issued 600,000 shares to Salzwedel Financial Services for services to be rendered. The Company expensed this amount in the period ended November 30, 2011.

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

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011
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

	Nine months ended November 30,
	2011	2010
Expected Volatility	70%	697.86%
Expected dividends	0%	0%
Expected terms (in years)	1 to 3	5.0
Risk-free rate	0.25% to 1.22%	1.47%
Forfeiture rate	20%	0%

A summary of option activity as of November 30, 2011, and changes during the period then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at February, 2011	4,005,000	$0.99	3.67	$205,000
Granted	3,015,000	0.62
Exercised	(200,000)	0.10	—	—
Forfeited or expired	(5,795,000)	0.96	—	—
Outstanding at November 30, 2011	1,025,000	0.83	0.65	—
Exercisable at November 30, 2011	892,123	$0.88	3.92	—

During the nine months ended November 30, 2011, 128,571 shares were issued in connection with the cashless exercise of 200,000 options.

The Company has an additional $33,843 to expense in future periods for unvested stock options. There was no unvested compensation as of November 30, 2010. During the nine months ended November 30, 2011,  3,015,000 stock options were granted. The Company has recorded a stock option expense of $2,006 and $878,126 in three and nine months ended November 30, 2011, respectively,  in general and administrative expenses. Due to the Company filing for bankruptcy and termination of almost all employees, an additional 4,345,000 option were forfeited during the quarter ended November 30, 2011 which represent the number of options that were not exercised within 90 days of termination for the respective employees.

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

November 30,
2011
Expected volatility	70%
Expected dividends	—
Expected terms (in years)	3
Risk-free rate	0.79%
Forfeiture rate	0%

PUBLIC MEDIA WORKS, INC.
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

A summary of warrant activity for the nine months ended November 30, 2011, is presented below:

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427
Granted	3,316,000	$0.26	2.59
Exercised	—	$—	—	—
Forfeited or expired	(217,500)	$1.25	—	—
Outstanding at November 30, 2011	11,595,791	$0.32	2.18	—
Exercisable at November 30, 2011	11,595,791	$0.32	2.18	—

There were no warrants exercised during the nine months ended November 30, 2011 or 2010. There were no unvested warrants as of November 30, 2011. During the nine months ended November 30, 2011, the Company issued 3,316,000 warrants to six investors at an average exercise price $0.26. In relation to 1,600,000 of these warrants, using the Black-Scholes valuation model the Company then recorded a loss on conversion of debt of $392,468.

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

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of November 30, 2011 and November 30, 2010, the Company had no accruals for interest or penalties related to income tax matters.

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

Proceedings Under Chapter 11

The Company filed a voluntary petition on September 23, 2011 under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Central District of California, Riverside Division (the “Bankruptcy Court”). We will continue to operate our business as "debtor-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and the order of the Court, as we devote renewed efforts to resolve our liquidity problems and develop a reorganization plan.

Pursuant to the provisions of the Bankruptcy Code, we are not permitted to pay any claims or obligations which arose prior to the filing date (prepetition claims) unless specifically authorized by the Court or as may ultimately be provided in a plan of reorganization. Similarly, claimants may not enforce any claims against us that arose prior to the date of the filing. In addition, as a debtor-in-possession, we have the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 case.

It is our intention to address all of our prepetition claims in a plan of reorganization in our Chapter 11 case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat such claims and the impact that our Chapter 11 cases and any reorganization plan will have on the trading market for our stock. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 cases could take a significant period of time.

Results of Operations
Revenue

In early 2011, the Company entered the start-up phase of operation. In the three and nine months ended November 30, 2011 it generated $0 and $39,116 in revenue as compared to $239 and $578 in revenues for the three and nine months ended November 30, 2010. Revenue in the nine months ended November 30, 2011 came principally from 25 kiosks placed in operation in March 2011 and going through beta testing. The Company was using a newly manufactured kiosk and operating software. As the Company was unable to raise additional equity to continue operating the kiosks, in early September, 2011, the Company removed the kiosks and placed them in storage until they were sold on November 30, 2011. The remainder of revenue during periods came from a joint venture in Canada.  No future revenue is expected from this joint venture.

For the three and nine months ended November 30, 2011, the Company’s operating expenses were $37,042 and $4,529,425 respectively, compared to operating expenses of $3,195,491 and $4,955,264, respectively,  for the three and nine months ended November 30, 2010.

	Three months ended November 30,		Nine months ended November 30,
	2011	2010	2011	2010
Direct operating expenses	—	—	169,604	—
General and administrative expenses	37,042	3,195,491	4,359,821	4,955,264
Total expenses	37,042	3,195,491	4,529,425	4,955,264

The increase in the direct operating expenses is a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks. In addition, in the three and nine months ended November 30, 2011, the Company wrote off  $16,117  of prepaid support due to its removing the kiosks from retail locations.

General and administrative expenses during the nine months period ending November 30, 2011 amounted to $4,359,821consisted primarily of $3,429,275 non-cash charges related to issuance of stock, restricted stock and stock options to officers and consultants. General and administrative expenses decreased significantly during the three months ended November 30, 2011 to $37,042 due to entering into bankruptcy proceedings on September 23, 2011 accordingly departure of all employees and discontinuing our operating activities, this amount consisted primarily of $25,000 related to the beneficial conversion feature for the convertible note issued in November 2011.

General and administrative expenses during the three and nine month periods ending November 30, 2010, was primarily due to a Company restructuring during the first quarter of May 31, 2010. Included in the general and administrative expenses above for the three and nine months ended November 30, 2010 is stock compensation expense of $1,647,215 and $2,365,198, respectively. Also included are stock option and warrant expense of $754,364 and $1,588,219, respectively.

Liquidity and Capital Resources

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Intentionally omitted pursuant to Item 305(e) of Regulation S-K.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures .   We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of November 30, 2011, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of November 30, 2011 will depend on the outcome of our Bankruptcy filing.

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

On October 13, 2011 John Hackett resigned as Chief Executive Officer and Garrett Cecchini joined as Chief Executive Officer. Garrett Cecchini resigned as the Company's Chief Executive Officer and Chief Financial Officer effective as of October 28, 2011 Effective October 31, 2011 the Company named Martin W. Greenwald its Chief Executive Officer.  Mr. Greenwald is currently Chairman of the Board of the Company.

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

Item 1A. Risk Factors
There has been one material change from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report Form on 10-K for the year ended February 28, 2011 and the Quarterly Report Form 10Q for the quarter ended August 31, 2011.

Chapter 11 Bankruptcy .  The Company filed a voluntary petition on September 23, 2011 (the “Petition Date”), for reorganization under Chapter 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Central District of California (the “Bankruptcy Court”).  The Company is seeking  debtor in Possession financing. There can be no assurance that such financing will be forthcoming, in which case the Company would need to amend its filing to a Chapter 7 filing for liquidation.

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

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       (Removed and Reserved).

None

Item 5.       Other Information.

None

Item 6.           Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc. (Registrant)

Date: January 19, 2012		/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive Officer