Form 10-K
period 2012-02-29
PUBLIC MEDIA WORKS INC
filed 2012-06-28
CIK 1108730

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 000-29901

PUBLIC MEDIA WORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-0220849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4000 Bridgeway, Ste. #401 Sausalito, CA 94965	94965
(Address of principal executive offices)	(Zip Code)

(415) 524-5967

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Bulletin Board ($0.06 per share), was approximately $2,117,000. Shares of the registrant’s common stock held by each officer and director of the registrant and by each person or entity who is known to own beneficially 10% or more of the registrant’s outstanding common stock have been excluded for purposes of the foregoing calculation on the basis that such persons and entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2012, the registrant had 63,315,615 shares of its common stock issued and outstanding.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Bankruptcy Filing

On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Proceeding”) in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ. The purpose in filing the Chapter 11 Case is to give the Company time to restructure its debt obligations to its secured and unsecured creditors. We intend to prepare a Disclosure Statement and a Plan of Reorganization that describes our plan to emerge from Chapter 11 as a viable company. We plan to file those documents with the Bankruptcy Court and submit them to all creditors for their approval with a view towards obtaining an Order from the Bankruptcy Court confirming our Plan of Reorganization so that we may successfully exit from Court protection. We remain committed to implementing a strategy to allow the Company to emerge from the Chapter 11 Proceeding. However, there can be no assurance regarding our ability to emerge from the Chapter 11 Proceeding. The uncertainty regarding these matters raises substantial doubt about our Company’s ability to continue as a going concern.

Overview

Prior to our entering into the Chapter 11 Proceeding, the Company and its wholly-owned subsidiary, EntertainmentXpress, Inc., a California corporation (“EntertainmentXpress”), were engaged in the business of offering self-service kiosks which deliver DVD movies to consumers. We are no longer in this business.

Corporate History

Prior to May 2010, the Company was historically engaged in the development, production, marketing and distribution of film, music and television entertainment titles. The Company has an ownership interest in several film and television projects. As of May 4, 2010 with the acquisition of Entertainment Xpress, Inc., the Company focused exclusively on its kiosk business. In March 2011, the Company installed its first 25 kiosks under the DBA of “Spot. The difference™”.

The Company completed its share exchange of EntertainmentXpress on May 4, 2010. The Company owns 100% of the outstanding shares of EntertainmentXpress, which is a subsidiary of the Company. The EntertainmentXpress subsidiary is currently inactive. While our initial test marketing in mid-2010 was under the EntertainmentXpress brand, with the beta test of our new kiosks in March 2011, we began using the brand “Spot Rentals™” and “Spot. The difference™” tag line. In August 2011, the Company discontinued its kiosk operations due to having insufficient operating capital.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

During the year ended February 29, 2012 and through the date of this report, our management has been analyzing various alternatives available to our Company to be able to emerge from the Chapter 11 Proceedings. We are focusing on potential merger/acquisition opportunities with businesses who desire to be owned by a public company. There can be no assurance, however, that we will be able to complete any merger or acquisition.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, or that any additional required financing can be completed in connection with a combination or merger with another business opportunity, or whether the opportunity's operations will be profitable.

We remain committed to implementing our turnaround strategy while maintaining our company during the chapter 11 restructuring process. However, there can be no assurance regarding these matters. There can be no assurance that our operational and financial turnaround strategy will be successful or that the DIP Lenders or the Bankruptcy Court will approve the plan ultimately proposed by our company and under such circumstances we could be forced to consider other alternatives to maximize potential recovery for our various creditor constituencies. The uncertainty regarding these matters raises substantial doubt about our company’s ability to continue as a going concern.

Company Intellectual Property

We do not own any patents. The Company does own and maintain the Internet domain names www.entxprs.com, www.publicmediaworks.com, www.spotrentals.com. PMW has also registered numerous Internet domain names for specific projects. PMW owns a service mark for “PublicFilmWorks” and has a license agreement to use the trademarks “Spot Rentals™” and “Spot. The difference™.”    The Company has not filed applications to protect any other trade or service marks, and there can be no assurances the Company would receive such trade or service mark protection.

Employees

We currently have no employees other than our sole officer and director. We do engage consultants, attorneys and accountants as necessary.

Research and Development

We have incurred no research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

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

ITEM 1A RISK FACTORS

You should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings with the SEC. Our business, bankruptcy, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

BANKRUPTCY PROCEEDINGS RISK

The Company is currently operating under Chapter 11 of the Bankruptcy Code and it is uncertain whether the company will be able to continue operating or whether holders of our common stock and other equity will receive any payment for their securities. On September 23, 2011 (the "Petition Date"), the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. The petition was filed in order to enable the Company to pursue reorganization efforts under Chapter 11 of the Bankruptcy Code. The Company continues to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside of the ordinary course of business without the prior approval of the Bankruptcy Court. No assurance can be provided as to what values, if any, will be ascribed in the bankruptcy proceedings to the Company's prepetition liabilities, common stock and other securities. Based upon the status of the Company's plan of reorganization, it is uncertain whether holders of our securities will receive any payment in respect of such securities.

Additionally, should we be unable to comply with the Chapter 11 bankruptcy requirements or put forth a Plan of Reorganization within the required timeframes of the Bankruptcy Court rules, then the bankruptcy could be converted to a Chapter 7 liquidation proceeding in which event the Company shareholders would lose the entire value of their shares.

Changes in our board of directors, management and stockholders should we emerge from bankruptcy may lead to significant changes in our operations, business plans and results. Should we be successful in emerging from Chapter 11, it is likely a new board of directors and management would be appointed and the Company would be in a new line of business and have a new stockholder base. The new board of directors, new management or the new stockholders would likely change the current operations or business plans of the Company. As a result, when reviewing the description of the Company’s business, the consolidated financial statements and financial data, and any forward-looking information included in this report, you should consider the possibility that there may be significant changes to the Company’s operations, business plans, results and expectations following the Company’s emergence from bankruptcy.

Our common stocks, warrants and options may be cancelled upon our emergence from bankruptcy. Any approved plan of reorganization may provide that our outstanding shares of common stock, warrants and options will be cancelled upon our emergence from bankruptcy and that the holders of our common stock, warrants and options will receive no distributions under the plan of reorganization. As a result, any investment in the Company is highly speculative. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any equity or debt securities of the Company.

FINANCIAL RISKS

We require additional financing to sustain our operations and emerge from Chapter 11 and without it we may not be able to continue operations. We have never earned a profit and we anticipate that we will continue to incur losses for the foreseeable future. We continue to operate on a negative cash flow basis. We will need to raise additional financing in order to emerge from our Chapter 11 Proceedings. Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations or emerge from Chapter 11. If we raise additional funds through the issuance of equity securities, this may cause significant dilution of our common stock, and holders of the additional equity securities may have rights senior to those of the holders of our common stock. If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We have a history of losses, our auditors have stated that these losses raise substantial doubt about our ability to continue as a going concern and we expect to continue to operate at a loss for the foreseeable future. We have a history of continuing losses and negative cash flow from operations. From our inception in March 2000 through February 29, 2012, we had cumulative net losses of $19,482,451 and we had net loss in the year ended February 29, 2012 of $6,636,238. We expect to continue to incur losses for the foreseeable future.

Because of our history of continuing losses and our Bankruptcy, our auditors, in their report on our audited financial statements included elsewhere in this report, have stated that these losses raise substantial doubt about our ability to continue as a going concern. The going concern qualification from our auditors could have a negative impact on our future sales to customers, inhibit our ability to obtain financing terms from vendors and may adversely impact our ability to raise additional financing. Accordingly, we cannot assure you that we will ever be profitable. Whether we ever become profitable will depend on many factors, but principally on our ability to raise additional capital and to successfully market our products and services.

Our financial statements have been prepared assuming that the Company will continue as a going concern. The factors described above raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from this uncertainty. Our independent registered public accounting firm has included an explanatory paragraph expressing doubt about our ability to continue as a going concern in their audit reports for the fiscal years ended February 29, 2012 and February 28, 2011.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

We are currently operating from 4000 Bridgeway, Ste. #401, Sausalito, CA 94965.  Our office space is provided without charge by the sole officer and director of our company. We do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. Other than described below, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ.

The first meeting of creditors was held on October 31, 2011. Debtor is a publicly traded company. Its core business was the operation of video kiosks. In August 2011, Debtor ceased day-to-day operations because of software problems with its kiosks. This bankruptcy was filed shortly thereafter.

On or about November 22, 2011, Debtor filed a motion seeking to sell its assets. On November 30, 2011 the Court conducted a hearing on the Debtor's Motion to Sell. The Motion was granted and an Order authorizing the sale of assets to Signifi Solutions, Inc. was entered on December 20, 2011 with the proceeds being paid to consensual lien holders.

Since the sale of its assets, Debtor has sought third parties in order to complete a reverse merger. In November, 2011, Debtor reached an agreement with ELO Media ("ELO") regarding a reverse merger and started to prepare the necessary documents, including a Share Exchange Agreement and a Disclosure Statement. At a hearing on May 2, 2012 on the United States Trustee's Motion to Convert/Dismiss, Debtor represented that the documents were nearing completion and that Debtor anticipated filing its Disclosure Statement in the near future. The Court, at that hearing set a hearing on the Disclosure Statement for July 25, 2012 at 1:30 p.m. On or about May 24, 2012, ELO advised the Debtor that it had decided to withdraw from the transaction and would not be proceeding with the Share Exchange Agreement. Since then, Debtor sought other companies with which to merge, ultimately reaching a Memorandum of Understanding with a Private Company on June 12, 2012.

Debtor is in the process of negotiating a new Share Exchange Agreement with a Private Company and believes that it will be in a position to file its Disclosure Statement within approximately Thirty (30) days.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER SALES OF EQUITY SECURITIES

Market Information

Our Common Stock currently trades on the OTC Bulletin Board under the symbol “PUBQE”. The following table sets forth the high and low closing bid prices for our Common Stock as reported on the OTC Bulletin Board for the last two fiscal years. The quotation for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Public Media Works, Inc.	High Closing Bid	Low Closing Bid
FISCAL YEAR ENDING FEBRUARY 29, 2012
FIRST QUARTER (3/1/11 to 5/31/11)	$0.73	$0.44
SECOND QUARTER (6/1/11 to 8/31/11)	$0.44	$0.05
THIRD QUARTER (9/1/11 to 11/30/11)	$0.05	$0.00
FOURTH QUARTER (12/1/11 to 2/29/12)	$0.01	$0.00
FISCAL YEAR ENDING FEBRUARY 28, 2011
FIRST QUARTER (3/1/10 to 5/31/10)	$1.80	$0.18
SECOND QUARTER (6/1/10 to 8/31/10)	$2.00	$0.40
THIRD QUARTER (9/1/10 to 11/30/10)	$3.90	$1.00
FOURTH QUARTER (12/1/10 to 2/28/11)	$1.03	$0.38

Holders

As of June 1, 2012, 63,315,615 shares of our common stock were issued and outstanding, and held by approximately 167 shareholders of record.

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

Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
1,025,000	$0.83	5,975,000

Recent Sales of Unregistered Securities

In February 2011, one holder of a stock option in the amount of 100,000 shares elected to exercise the stock option, using the cashless exercise feature of the option. The Company issued 68,750 shares of common stock. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the issuance of shares.

From December 2010 through February 2011, the Company issued 82,000 shares of restricted common stock to five individuals serving as consultants to the Company. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption there under. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering. The Company recorded consulting expense of $77,900 during the year ended February 28, 2011.

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

In June 2011, the Company issued 200,000 shares of common stock to a supplier.  In return, the supplier agreed to give the Company a discount on future purchases of kiosks. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the issuance of shares.

On August 2, 2011, the Company issued 600,000 shares to Salzwedel Financial Services for services to be rendered. The Company expensed this amount in the period ended November 30, 2011. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the issuance of shares.

In August 2011, one creditor elected to convert $7,408 of accounts payable into 74,085 shares of common stock of the Company. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the issuance of shares.

In the quarter ending August 31, 2011, the Company executed common stock agreements with five accredited investors for $137,000 in cash. The accredited investors received 1,370,000 shares of common stock and one investor received 750,000 warrants to purchase an additional share of the Company at $0.10 within three years. These sales triggered an anti-dilution clause in the aforementioned $400,000 conversion of debt to equity and an additional 2,121,750 shares of common stock were issued. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The issuance of shares was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the issuance of shares.

On January 23, 2012, the Company issued 25,000,000 restricted shares to an accredited investor for cash at a price of $0.002 per share and a total purchase price of $50,000. The shares of the Company’s common stock are restricted securities, and may not be sold, transferred or otherwise disposed without registration under the Act, or an exemption thereunder. The securities were offered and sold in reliance on the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by the individual in connection with the offering.

Repurchases of Equity Securities by the Company and Affiliates

None

ITEM 6. SELECTED FINANCIAL DATA AND SUPPLEMENTARY INFORMATION

As a smaller reporting company we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K. In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this report.

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

The Chapter 11 case is in good standing with the court having filed all required Monthly Operating Reports along with its Statement of Liability Insurance. The case is presently under no threat of being converted or liquidated under a chapter 7. The court has set a tentative time period for filing the Company’s Disclosure Statement and Plan of Reorganization by June 19, 2012; however the Company presently anticipates that it may move to voluntarily continue that date so that it might timely complete its Reorganization Plan. The Company anticipates that should it file its Motion for Continuance, it will be successful.

In November, 2011, Debtor reached an agreement with ELO Media ("ELO") regarding a reverse merger and started to prepare the necessary documents, including a Share Exchange Agreement and a Disclosure Statement. At a hearing on May 2, 2012 on the United States Trustee's Motion to Convert/Dismiss, Debtor represented that the documents were nearing completion and that Debtor anticipated filing its Disclosure Statement in the near future. The Court, at that hearing set a hearing on the Disclosure Statement for July 25, 2012 at 1:30 p.m. On or about May 24, 2012, ELO advised the Debtor that it had decided to withdraw from the transaction and would not be proceeding with the Share Exchange Agreement. Since then, Debtor sought other companies with which to merge, ultimately reaching a Memorandum of Understanding with a Private Company on June 12, 2012.

Debtor is in the process of negotiating a new Share Exchange Agreement with a Private Company and believes that it will be in a position to file its Disclosure Statement within approximately Thirty (30) days.

Results of Operations

Fiscal Year Ended February 29, 2012, Compared to Fiscal Year Ended February 28, 2011

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

In fiscal 2012, the Company entered the start-up phase of operation and generated $39,116 in revenue. Revenue in fiscal 2012 came principally from 25 kiosks placed in operation in March 2011 and going through beta testing. The Company was using a newly manufactured kiosk and operating software. As the Company was unable to raise additional equity to continue operating the kiosks, in early September, 2011, the Company removed the kiosks and placed them in storage until they were sold on November 30, 2011. The remainder of revenue during periods came from a joint venture in Canada.  No future revenue is expected from this joint venture.

The Company’s revenues for the fiscal year ended February 28, 2011 was $7,139. Revenue in fiscal 2011 came from an unsuccessful early test of kiosks in Pizza Hut restaurants and two months of revenue from our Canadian venture. The restaurant did not have the required foot traffic to generate the number of rentals required to make the kiosks profitable.

In fiscal 2012, the Company’s cost of revenue (direct operating expenses) was $169,604, compared to $7,077 in fiscal 2011. The increase in the direct operating expenses is a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks. In addition, in fiscal 2012, the Company wrote off $16,117 of prepaid support due to its removing the kiosks from retail locations.

Operating expenses in fiscal 2012 amounted to $4,539,867 which consisted primarily of $3,563,034 non-cash charges related to issuance of stock, restricted stock and stock options to officers and consultants. General and administrative expenses decreased significantly compared to fiscal 2011 due to entering into bankruptcy proceedings on September 23, 2011, accordingly departure of all employees and discontinuing our operating activities.

Operating expenses in fiscal 2011 amounted to $7,567,046 due to new management after the share exchange agreement and the resulting operational expansion as we geared up to enter the kiosk-based DVD rental business. Included in operating expenses is $5,738,653 of stock compensation expense, related to restricted stock grants to employees and consultants, stock issuances to settle disputes with both vendors and former employees and employee and consultant stock option grants. An additional $735,190 was spent on outside consultants including legal fees $306,330, investor relations specialists $70,000 and other outside consultant in marketing, sales and finance $317,703.

Other expenses amounted to $1,976,175 and $109,368 for fiscal 2012 and 2011, respectively, other assets increased significantly in fiscal 2012 due to mainly the loss recorded on conversion of convertible debt to equity of $1,478,693 and an impairment charge related to assets that were disposed in November 2011 of $370,077. No such costs were recorded in fiscal 2011.

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

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern and Liquidity Matters

On September 23, 2011, the Company filed for protection under Chapter 11 of the Bankruptcy Code and as such, the accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. Historically, the Company has incurred significant losses, and has not demonstrated the ability to generate sufficient cash flows from operations to satisfy its liabilities and sustain operations. Our independent registered public accounting firm reported for 2012 and 2011 that these factors create substantial doubt as to the Company’s ability to continue as a going concern.

Use of Estimates and Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and assumptions, including those related to film development costs, income taxes, long lived asset valuation, revenue recognition and stock based compensation. Management bases its estimates and judgments on historical experience of operations and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

Management believes the most critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements are discussed in Note 2 of the audited consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our Company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who is also our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer, who is also our Chief Financial Officer, has determined that as of February 29, 2012, our disclosure controls were not effective for the reasons discussed below related to material weaknesses in our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of February 28, 2012. In making this assessment, management used the framework set forth in the report entitled  Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on that assessment under such criteria, management concluded that the Company’s internal control over financial reporting was not effective as of February 29, 2012 due to control deficiencies that constituted material weaknesses.

We did not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit the company to provide only management’s report.

Identified Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following internal control deficiencies, which it deemed material weaknesses during its assessment of our internal control over financial reporting as of February 29, 2012:

1.	Management in assessing its internal controls and procedures for fiscal 2012 identified a lack of sufficient segregation of duties, particularly in cash disbursements. Specifically, this material weakness is such that the design over the areas of cash disbursements relies primarily on detective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

2.	In conjunction with the lack of segregation of duties, we did not institute specific anti-fraud controls.

In conclusion, our Chief Executive Officer, who is also our Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of February 29, 2012.

Management’s Remediation Initiatives

Our plan to remediate those material weaknesses remaining as of February 29, 2012 will depend on the outcome of our Bankruptcy filing.

Changes in Controls and Procedures

There were no significant changes made in our internal controls over financial reporting during the quarter ended February 29, 2012 that have materially affected or are reasonably likely to materially affect these controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors are elected by our shareholders to a term of one year and to serve until his or her successor is duly elected and qualified, or until his death, resignation or removal. Each of our officers is appointed by our board of directors to a term of one year and serves until his successor is duly elected and qualified, or until his death, resignation or removal from office.

Our bylaws provide that the number of directors which shall constitute our whole board of directors shall not be less than one or more than five. The number of directors is determined by resolution of our board of directors or by our shareholders at our annual meeting. Set forth below are the directors and officers of the Company as of June 1, 2012:

Name	Age	Position

Martin W. Greenwald	70	Chief Executive Officer, Secretary and Chairman of the Board of Directors
Bryan Subotnick	47	Director

Martin W. Greenwald was appointed as our Chairman of the Board, Chief Executive Officer and Secretary on August 2, 2010. Mr. Greenwald was appointed to our Board of Directors as of May 26, 2010. Mr. Greenwald served as Chairman of the Board of Image Entertainment, Inc., a NASDAQ listed company, from founding the company in 1981 until January 2010. From 1981 until 2008, Mr. Greenwald also served as CEO and President of Image Entertainment. From 1985 to 1997, Mr. Greenwald and his management team grew Image into the largest laserdisc production and distribution company in the United States with an estimated 40% market share and revenues consistently exceeding $100,000,000 per year. During that same period of time, Mr. Greenwald oversaw the acquisition of content, negotiating Image’s exclusive content agreements with studios such as Disney, Fox, Warner, MGM and a host of other major content suppliers. Image’s facilities at that time included a California corporate office with approximately 100 employees and a 60,000 square foot warehouse and distribution center located in Las Vegas, Nevada. Beginning in 1996, Mr. Greenwald revamped Image’s operation to focus on DVD content acquisition, production and distribution. Since 1996, Image became recognized as the largest independent DVD company in North America with an exclusive library of over 4,000 titles, including broadcast, digital, and VOD rights to many of these titles. Mr. Greenwald resigned from Image in 2010 as that company underwent a change of control.

Mr. Subotnick has been a director of the Company since March 25, 2011. Mr. Subotnick has served as the Chief Executive Officer and President of NYCe pLAy, LLC, a Los Angeles based technology company that develops, markets and sells smartphone applications, since the founding of the company in 2010. Since 2004, Mr. Subotnick has also been an active investor in a variety of investments including a telecommunications service provider and several internet start-ups in the entertainment, advertising and medical industries. From 1995 to 2004, Mr. Subotnick was Executive Vice President of Big City Radio, a Los Angeles based owner of radio stations, where he helped grow the company from 4 regional stations to 16 national stations and to become listed on the American Stock Exchange. While at Big City Radio, Mr. Subotnick managed many aspects of company operations, including acquisitions, programming, budgeting and client relations, and assisted in raising over $33 million in the company’s IPO and $174 million in a public debt offering. From 1994 to 1995, Mr. Subotnick was Vice President and General Counsel of Papamarkou & Company, an SEC registered asset management company based in New York, New York. Mr. Subotnick was a founder and general partner of Shanker & Subotnick, a law firm which concentrated on entertainment law. Mr. Subotnick was a Kings County Assistant District Attorney in New York, New York from 1991 to 1992, and worked in the prestigious Bear Stearns & Company bond trading and sales program from 1986 to 1988. Mr. Subotnick received his Bachelor of Science in Finance from Syracuse University, and his Juris Doctor from the Brooklyn Law School.

There are no family relationships among members of our management or our Board of Directors.

Leadership Structure

The chairman of our board of directors also serves as our chief executive officer. Our board of directors does not have a lead independent director. Our board of directors has determined that its leadership structure is appropriate and effective. Our board of directors believes that having a single individual serve as both chairman and chief executive officer provides clear leadership, accountability and promotes strategic development and execution as our company executes our strategy as a more communications-focused enterprise. Our board of directors also believes that there is a high degree of transparency among directors and company management.

Nomination of Directors

There have not been any changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors.

Code of Ethics

The Company has adopted a Code of Business Ethics and Conduct (the "Ethics Code") that applies to the every officer of and director to the Company. The Ethics Code is attached as an exhibit to its Form 10-KSB filed with the Commission on August 18, 2004. The Code is also available free of charge upon request to the Company at 4000 Bridgeway, Ste. #401, Sausalito, California 94965, Attn: Martin W. Greenwald.

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

Compensation Committee

The Company does not currently have a compensation committee.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Exchange Act, our Company noted no delinquencies for the fiscal year ending February 29, 2012 or through the date of this file, except for the following which were filed late: the Form 4 filed by Gregory Waring on March 11, 2011; the Form 4 filed by Garrett Cecchini on March 14, 2011; and the Form 4 filed by Joseph Merhi on March 16, 2011.

Shareholder Communications with the Board of Directors

The Board of Directors has not established a formal process for shareholders to send communications to its members. Any shareholder may send a communication to any member of the Board of Directors, in care of the Company’s address or in care of the address shown in the table of beneficial ownership on this page. If a communication is sent to the Company’s address, the Company will forward any such communication to the relevant member of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(1) ($)	Non-equity Incentive Comp ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Martin Greenwald (2)(6)	2012	0	0	0	0	0	0	0	$0
Chief Executive Officer/Director	2011	0	0	1,000,000	500,000	0	0	0	$1,500,000
Greg P Waring (3)	2012	105,750	0	0	0	0	0	0	$105,750
Former Chief Operating Officer/President	2011	33,000	8,450	312,500	312,500	0	0	0	$666,450
Ed Roffman (4)	2012	72,500	0	0	0	0	0	0	$72,500
Former Chief Financial Officer	2011	34,000	0	342,000	189,000	0	0	0	565,000
Garrett Cecchini (5)	2012	0	0	0	0	0	0	0	$0
Former Chief Executive Officer/Director	2011	0	0	0	0	0	0	0	0

Bryan Subotnick (6)	2012	0	0	0	0	0	0	0	$0
Director	2011	0	0	0	0	0	0	0	0

(1)	The amounts in this column represent the aggregate grant date fair values of the stock option awards granted to the executive in fiscal year ended February 29, 2012 and February 28, 2011, respectively in accordance with stock compensation accounting.

(2)	Mr. Greenwald was named Chief Executive Officer and Chairman of the Board for Directors on August 2, 2010 with no cash compensation. In conjunction with this, he was granted 1,000,000 shares of restricted stock which he earns 83,333 per month. In March 2011, the Board of Directors, accelerated the vesting on these shares. Mr. Greenwald was also granted stock options for 500,000 shares with an original exercise price of $1.02 per share and vesting over twelve months. In March 2011, the Board of Directors accelerated the vesting on these options and reduced the exercise price to $0.55 per share.
(3)	Mr. Waring was named President and Chief Operating Officer on November 18, 2010. In addition, Mr. Waring has deferred $8,000 which was paid in fiscal 2012. Mr. Waring was granted 250,000 shares of restricted stock. This stock has a repurchase right which decreases by 8.33% per month over his first year of employment. Mr. Waring also was granted stock options for 250,000 with an original exercise price of $1.25 per share. The exercise price was reduced in March 2011 to $0.55 per share.
(4)	Mr. Roffman was named Chief Financial Officer on October 18, 2010. In addition, Mr. Roffman has deferred $7,000 which was paid in fiscal 2012. Mr. Roffman was granted 250,000 shares of restricted stock. This stock has a repurchase right which decreases by 8.33% per month over his first year of employment. Mr. Roffman also was granted stock options for 180,000 with an original exercise price of $1.05 per share. The exercise price was reduced in March 2011 to $0.55 per share.
(5)	At February 28, 2011, Mr. Cecchini was owed $30,000 in compensation. In March 2011, the Company and Mr. Cecchini agreed to convert this into 120,000 share of restricted stock and a warrant to purchase 120,000 shares of stock at $0.25 per share. Mr. Cecchini resigned as Chief Executive Officer on August 2, 1010 and as a director on March 7, 2011.
(6)	Mr. Greenwald and Mr. Subotnick have been diligently working in excess of the past year as the CEO and active Director of PMW without monetary compensation of any type. It is agreed and understood by both parties and PMW that they will accept compensation in the form of free trading shares only, resulting if and when PMW achieves a successful reorganization as a result of their efforts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of June 1, 2012, information regarding the beneficial ownership of our common stock with respect to (i) our officers and directors; (ii) by all directors and executive officers as a group; and (iii) all persons which the Company, pursuant to filings with the Securities and Exchange Commission (the “SEC”) and our stock transfer record by each person or group known by our management to own more than 5% of the outstanding shares of our common stock. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within sixty (60) days, such as our warrants or options to purchase shares of our common stock. . Each percentage is based upon, the total number of shares outstanding at June 1, 2012, which was 63,315,615, and the total number of shares beneficially owned and held by each individual at June 1, 2012, plus the number of shares that such individual has the right to acquire within 60 days of June 1, 2012. Unless otherwise noted, each person has sole voting and investment power over the shares indicated below subject to applicable community property law.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class Beneficially Owned
Officers and Directors
Martin W. Greenwald	2,083,333	(2)	3.29%
5% Shareholders

Stuart Subotnick 810 Seventh Avenue—29 th Floor New York, New York 10019	27,800,000	(3)	43.90%

(1)	Unless otherwise noted, the address is c/o 4000 Bridgeway, Ste. #401 Sausalito, CA 94965.

(2)	Includes 1,000,000 shares issuable upon exercise of options exercisable within 60 days of June 1, 2012.

(3)	Includes 1,400,000 shares issuable upon exercise of warrants exercisable within 60 days of June 1, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions . Our Company closely reviews transactions between the Company and persons or entities considered to be related parties (collectively “related parties”). Our Company considers entities to be related parties where an executive officer, director or a 5% or more beneficial owner of our common stock (or an immediate family member of these persons) has a direct or indirect material interest. Transactions of this nature require the approval of our management and our Board of Directors. We believe such transactions were at terms comparable to those we could have obtained from unaffiliated third parties. Since March 1, 2011, we have not had any transactions in which any of our related parties had or will have a direct or indirect material interest, nor are any such transactions currently proposed, except as noted below:

On March 7, 2011, the Company agreed to the conversion of $404,305 of debt payable to George Mainas into 1,617,220 shares of Company common stock and warrants to purchase 1,617,220 shares of Company common stock for $.25 per share for a term of three years. The amount of $30,000 of the debt payable which was converted into shares of Company common stock was derived from consulting fees accrued from the Company during the fiscal year ended February 28, 2011.

On March 7, 2011, the Company agreed to the conversion of $31,285 of debt payable to Garrett Cecchini into 125,140 shares of Company common stock and warrants to purchase 125,140 shares of Company common stock for $.25 per share for a term of three years. The amount of $30,000 of the debt payable which was converted into shares of Company common stock was derived from consulting fees accrued from the Company during the fiscal year ended February 28, 2011.

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

On January 23, 2012, the Company issued 25,000,000 restricted shares to Stuart Subotnick for cash at a price of $0.002 per share and a total purchase price of $50,000.

Parent Companies. We do not have a parent company.

Director Independence

Martin Greenwald and Bryan Subotnick are not considered to be an independent director under the NASDAQ listing standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Anton & Chia, LLP has been our independent registered public accounting firm since September 30, 2009 and was our independent registered public accounting firm for the fiscal year ended February 29, 2012.

For purposes of the tables below:

Audit Fees	include fees and expenses for professional services rendered for the audits of our annual financial statements for the applicable year and for the review of the financial statements included in our quarterly reports on Form 10-Q for the applicable year.

Audit-Related Fees	consist of fees billed for assurance and related services that are related to the performance of the audit or review of our financial statements and are not reported as audit fees.

Tax Fees	consist of preparation of our federal and state tax returns, review of quarterly estimated payments, and consultation concerning tax compliance issues.

All Other Fees	include any fees for services not covered above. Fees noted for both annual periods primarily represent fees associated with informal assessment of our internal controls and assisting us in the preparation or correspondence to the SEC.

The following table sets forth the aggregate fees billed for services in fiscal year ended February 29, 2012 by Anton & Chia, LLP:

Audit Fees	$50,336
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$50,336

The following table sets forth the aggregate fees billed for services in fiscal year ended February 28, 2011 by Anton & Chia, LLP:

Audit Fees	$39,400
Audit Related Fees	$-
Tax Fees	$-
All Other Fees	$-
Total	$39,400

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

Exhibit No.	Description
2.1	Exchange Agreement dated as of March 24, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (1)

2.2	Amended and Restated Share Exchange Agreement dated as of April 23, 2010 by and among the Company, EntertainmentXpress, Inc. and certain shareholders of EntertainmentXpress, Inc. (14)

3.1	Certificate of Incorporation (2)

3.2	Certificate of Amendment of Certificate of Incorporation (3)

3.3	Bylaws (4)

3.4	Amended Bylaws (5)

3.5	Certificate of Amendment of Certificate of Incorporation (6)

10.1	Promissory Note with George Mainas dated August 30, 2000 (7)

10.2	Memorialized Agreement between the Company and Mr. George Mainas dated December 31, 2003 (7)

10.3	Agreement and letter of credit between the Company and George Mainas dated August 18, 2004 (5)

10.5	2007 Equity Incentive Plan (8)

10.9	Loan Modification and Security Agreement dated August 14, 2009(9)

10.11	Debt Conversion Agreement dated January 12, 2010 (11)

10.13	Amendment to Loan Modification and Security Agreement dated May 4, 2010 (11)

10.19	2010 Equity Incentive Plan (12)

10.22	Collaboration Agreement with Signifi Solutions, Inc. and Spot Venture Distribution, Inc. dated November 8, 2010 (13)

10.23	Subscription Agreement with George Mainas dated January 10, 2011(13)

10.24	Warrant Agreement with George Mainas dated January 20, 2011(13)

10.26	Amendment to Master Purchase Agreement with Signifi Solutions, Inc. dated March 7, 2011 (14)

14.1	Code of Business Conduct and Ethics adopted June 16, 2004 (10)

21	Listing of Subsidiaries (15)

31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by Chief Executive Officer and Chief Financial Officer (15)

32.1	Certification pursuant to 18 U.S.C. §1350 by Chief Executive & Financial Officer (15)

(1)	Incorporated by reference from the Company’s report on Form 8-K filed on March 24, 2010
(2)	Incorporated by reference from the Company’s report on Form 8-K filed on October 20, 2008.
(3)	Incorporated by reference from the Company’s Form 8-K filed on September 8, 2003.
(4)	Incorporated by reference from the Company’s Form 10-SB filed on March 9, 2000.
(5)	Incorporated by reference from Amendment No. 3 to the Company’s Form SB-2 filed September 1, 2004.
(6)	Incorporated by reference from the Company’s report on Form 8-K filed on June 22, 2007.
(7)	Incorporated by reference from Amendment No. 2 to the Company’s Form SB-2 filed June 29, 2004.
(8)	Incorporated by reference from the Company’s report on Form 8-K filed on November 16, 2007.
(9)	Incorporated by reference from the Company’s report on Form 8-K filed on August 18, 2009.
(10)	Incorporated by reference from the Company’s Form 10K-SB filed on August 18, 2004.
(11)	Incorporated by reference from the Company’s Form 10K- filed on May 10, 2010.
(12)	Incorporated by reference from the Company’s Form 10Q filed on October 18, 2010
(13)	Incorporated by reference from the Company’s Form 10Q filed on January 14, 2011
(14)	Incorporated by reference from the Company’s Form 8-K filed on March 11,2011
(15)	Attached as an exhibit to this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Public Media Works, Inc.
(Registrant)

Date: June 28, 2012	/s/ Martin W. Greenwald
	By:	Martin W. Greenwald
	Title:	Chief Executive & Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned, being a director or officer of Public Media Works, Inc., a Delaware corporation, hereby constitutes and appoints Martin W. Greenwald acting individually, as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place and stead in any and all capacities, to sign any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done that such annual report and its amendments shall comply with the Securities Act, and the applicable rules and regulations adopted or issued pursuant thereto, as fully and to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitute or re-substitute, may lawfully do or cause to be done by virtue hereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Martin W. Greenwald Martin W. Greenwald	Chief Executive & Financial Officer, Director	June 28, 2012
s/ Bryan Subotnick Bryan Subotnick	Director	June 28, 2012

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Public Media Works, Inc. (Debtor-in-Possession)

We have audited the accompanying consolidated balance sheets of Public Media Works, Inc. (the “Company”) as of February 29, 2012 and February 28, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Public Media Works, Inc. as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant recurring net losses and negative cash flows from operations through February 29, 2012, it has an accumulated deficit of $19,482,451. In addition, on September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ANTON & CHIA, LLP

Newport Beach, California

June 20, 2012

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

Consolidated Balance Sheets

	February 29,	February 28,
	2012	2011
Assets
Current assets:
Cash	$-	$385,888
Accounts receivable, net	-	6,561
Inventory	-	61,564
Prepaid expenses and other assets	2,000	346,728
Total current assets	2,000	800,741
Deposits on kiosks	-	394,206
Other assets	-	11,485
Total assets	$2,000	$1,206,432
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accrued liabilities-post petition	$19,002	$-
Convertible note-post petition	50,000	-
Total liabilities not subject to compromise	69,002	-
Liabilities subject to compromise	1,032,254	1,167,837
Total liabilities	1,101,256	1,167,837
Stockholders’ equity (deficit)
Common stock $0.0001 par value, 125,000,000 shares
authorized 63,315,615 and 30,208,459 issued and
outstanding as of February 29, 2012 and February 28,
2011, respectively	6,332	3,021
Additional paid-in capital	18,376,863	12,901,495
Subscriptions receivable	-	(30,000)
Accumulated deficit	(19,482,451)	(12,835,921)
Total stockholders’ equity (deficit)	(1,099,256)	38,595
Total liabilities and stockholders’ equity (deficit)	$2,000	$1,206,432

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

Consolidated Statements of Operations

For the years ended,

	February 29,	February 28,
	2012	2011
Revenue	$39,116	$7,139
Cost of revenue	169,604	7,077
Gross profit (loss)	(130,488)	62
Operating expenses
Depreciation	48,996	5,188
General and administrative expenses	4,490,871	7,561,858
Total operating expenses	4,539,867	7,567,046
Loss from operations	(4,670,355)	(7,566,984)
Other expenses:
Interest, net	52,487	85,662
Loss on conversion of debt to equity	1,478,693	-
Loss on sale of assets	71,370	23,706
Impairment on equipment	370,077	-
Other expense	3,548	-
Total other expenses	1,976,175	109,368

Loss before income taxes	(6,646,530)	(7,676,352)
Provision for income taxes	-	-
Net loss	$(6,646,530)	$(7,676,352)

Net loss per common share – basic and diluted	$(0.17)	$(0.36)

Weighted average number of shares – basic and diluted	38,914,623	21,594,114

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011

			Additional
	Common Stock		Paid-in	Subscription	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - February 28, 2010	5,886,440	$588	$4,036,228		$(5,159,569)	$(1,122,753)

Issuance of shares to acquire EntertainmentXpress	13,685,773	1,369	(1,369)	-	-	-
Shares cancelled	(3,250,000)	(325)	325	-	-	-
Shares sold for cash	6,176,329	618	2,241,105	-	-	2,241,723
Shares issued for conversion of note principal, interest and payables	2,545,962	255	836,326	-	-	836,581
Shares issued for exercise of stock option	68,750	7	(7)	-	-	-
Shares issued for exercise of stock warrant	10,000	1	9,999	-	-	10,000
Shares issued for consulting services rendered	3,863,540	386	2,850,178	-	-	2,850,564
Shares issued to employees for services rendered	1,221,665	122	1,202,594	-	-	1,202,716
Subscriptions receivable	-	-	-	(30,000)	-	(30,000)
Warrants issued for cash	-	-	173,770	-	-	173,770
Share-based compensation in connection with stock option grants	-	-	1,552,346	-	-	1,552,346
Net loss	-	-	-	-	(7,676,352)	(7,676,352)
Balance - February 28, 2011	30,208,459	3,021	12,901,495	(30,000)	(12,835,921)	38,595

Stock issued for cash	26,611,915	2,661	263,339	-	-	266,000
Stock issued for services	2,570,835	257	842,868	-	-	843,125
Stock issued upon conversion of debt	3,795,835	380	1,712,295	-	-	1,712,675
Stock issued upon exercise of options	128,571	13	(13)	-	-	-
Subscribed stock issued	-	-	-	30,000	-	30,000
Share based compensation (option and warrants)	-	-	2,631,879	-	-	2,631,879
BCF related to convertible note	-	-	25,000	-	-	25,000
Net loss	-	-	-	-	(6,646,530)	(6,646,530)
Balance - February 29, 2012	63,315,615	$6,332	$18,376,863	$-	$(19,482,451)	$(1,099,256)

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

Consolidated Statements of Cash Flows

For the Years ended,

	February 29, 2012	February 28, 2011
OPERATING ACTIVITIES:
Net loss	$(6,646,530)	$(7,676,352)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	48,996	5,188
Amortization	110,551	-
Impairment of equipment	370,077	-
Interest expense accrued but unpaid on convertible of debt	27,488	85,662
Share based compensation	3,563,034	5,463,485
Warrants issued for services	11,086	315,002
Loss on disposal of assets	71,370	23,706
Loss on conversion of debt to equity	1,478,693	46,550
Bad debt expense	7,794	-
Debt discount	25,000	-
Changes in operating assets and liabilities:
Accounts receivable	(1,233)	(6,561)
Prepaid expenses and other assets	35,111	(30,061)
Inventory	(94,728)	(85,270)
Other assets	9,731	(11,485)
Payables and accrued liabilities-post petition	19,002	-
Accounts payable and accrued expenses and accrued interest	228,502	323,241
Net cash used in operating activities	(736,056)	(1,546,895)
INVESTING ACTIVITIES:
Deposit on Kiosk	-	(394,206)
Purchase of equipment	(199,742)	(49,482)
Net cash used in investing activities	(199,742)	(443,688)
FINANCING ACTIVITIES:
Issuance of common stock for cash	266,000	2,251,723
Subscriptions receivable	30,000	(30,000)
Due to stockholders	166,000	(15,074)
Payments on note payable	(27,090)	-
Convertible note-post petition	50,000	-
Equipment contributed to settle debt	-	20,355
Notes payable-short term	65,000	16,423
Proceeds from notes payable to stockholders	-	133,000
Net cash provided by financing activities	549,910	2,376,427
Net increase (decrease) in cash	(385,888)	385,844
Cash - beginning of period	385,888	44
Cash - end of period	$-	$385,888

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued upon reverse merger	$-	$1,369
Conversion of accounts payable to convertible promissory note	$-	$75,000
Cancellation of common shares	$-	$(325)
Common stock issued for consulting services	$468,125	$2,850,564
Common stock issued to directors, officers and advisors	$275,000	$1,202,716
Conversion of notes payable and interest to equity	$791,408	$475,028
Common stock issued as prepayment on kiosks	$100,000	$-
Sale of assets to pay down secured note	$145,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Proceeding”) in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ. The purpose in filing the Chapter 11 Case is to give the Company time to restructure its debt obligations to its secured and unsecured creditors. We intend to prepare a Disclosure Statement and a Plan of Reorganization that describes our plan to emerge from Chapter 11 as a viable company. We plan to file those documents with the Bankruptcy Court and submit them to all creditors for their approval with a view towards obtaining an Order from the Bankruptcy Court confirming our Plan of Reorganization so that we may successfully exit from Court protection. We remain committed to implementing a strategy to allow the Company to emerge from the Chapter 11 Proceeding. However, there can be no assurance regarding our ability to emerge from the Chapter 11 Proceeding. The uncertainty regarding these matters raises substantial doubt about our Company’s ability to continue as a going concern.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) as promulgated in the United States of America.

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

The Chapter 11 case is in good standing with the court having filed all required Monthly Operating Reports along with its Statement of Liability Insurance. The case is presently under no threat of being converted or liquidated under a Chapter 7. The court has set a tentative time period for filing the Company’s Disclosure Statement and Plan of Reorganization by June 19, 2012; however the Company presently anticipates that it may move to voluntarily continue that date so that it might timely complete its Reorganization Plan. The Company anticipates that should it file its Motion for Continuance, it will be successful.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Public Media Works, Inc. and its wholly-owned subsidiary, EntertainmentXpress, Inc. (Collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements as of February 29, 2012 and for the twelve months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements. As such, the financial statements for the twelve months ended February 29, 2012 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the twelve months ended February 28, 2011. As part of the Chapter 11 filing, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely materially alter the classifications and amounts reported in our consolidated financial statements. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raise substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management may seek to raise additional working capital through various financing sources subject to bankruptcy court approval, including the sale of the Company’s equity and debt securities, which may not be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to continue our business as desired.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts which at times may exceed federally insured limits. The Company did not have any cash equivalents outstanding as of February 29, 2012 and February 28, 2011.

The Company minimizes credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. At February 29, 2012 and February 28, 2011, the balances exceeded the federally insured limit by $0 and $135,888, respectively.

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

Equipment

At February 28, 2011, equipment is stated at cost, less accumulated depreciation. Due to the filing of the bankruptcy petition, at November 30, 2011, the Company wrote all equipment down to its estimated net realizable value and in the twelve months ended February 29, 2012, the Company recorded an impairment expense of approximately $370,000.

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

Revenue Recognition

The Company recognized net revenue from DVD movie rentals on a ratable basis during the term of a consumer’s rental transaction. Revenue from a direct sale out of the kiosk of previously rented movies is recognized at the time of sale. On rental transactions for which the related DVDs have not yet been returned to the kiosk at month-end, revenue is recognized with a corresponding receivable recorded in the balance sheet, net of a reserve for potentially uncollectible amounts. We record revenue net of refunds and applicable sales taxes collected from consumers. The Company had minimal revenues from DVD movie rentals during the years.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

2. Summary of Significant Accounting Policies (Continued)

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

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of February 29, 2012 and February 28, 2011, the Company had 11,595,791 and 8,497,291 warrants outstanding, respectively. As of February 29, 2012 and February 28, 2011, the Company had 1,025,000 and 4,005,000 stock options outstanding, respectively. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

2. Summary of Significant Accounting Policies (Continued)

Recent Issued and Adopted Accounting Pronouncements

Adopted -

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact to our consolidated financial statements.

Not Adopted -

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments. The requirements of this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

3. Proceedings Under Chapter 11 of the Bankruptcy Code

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

As a result of the Bankruptcy Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession under the protection of Chapter 11, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. No adjustments to liabilities were recognized during the twelve months ended February 29, 2012.

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

4. Prepaid Expenses and Other Assets

Prepaid expenses principally consisted of deferred costs related to stock compensation to vendors where stock has been issued for services to be rendered in the future. Stock is subject to repurchase if services are not rendered.

	February 29, 2012	February 28, 2011
Investor relations fees	$—	$316,667
Deposits	—	2,500
Insurance	—	4,182
Rent	—	8,621
Legal retainer	—	5,983
Other	2,000	8,775
Total prepaid expenses and deposits	$2,000	$346,728

The Company had a four to eight week lead time between when it orders a kiosk and when it is delivered for deployment. Upon order and again prior to shipment, the Company had to make partial payment for the cost of the kiosk. As the manufacturer retains ownership until the kiosk is deployed, these up-front payments were treated as deposits until the kiosks are received. As of February 29, 2012, the Company had no kiosks on order compared to 25 at February 28, 2011.

5. Equipment and Asset Purchase Agreement

On November 22, 2011, the bankruptcy court approved the sale of majority of the Company’s assets and accordingly on November 30, 2011, the Company executed the Asset Purchase Agreement whereby majority of the Company’s assets including its inventory were sold for an amount of $145,000 to an unrelated party. Accordingly, as of February 29, 2012 and February 28, 2011, the Company did not have any assets in place. In relation to the Asset Purchase Agreement, the Company recorded approximately $71,000 as loss on sale of assets.

Depreciation expense for the twelve months ended February 29, 2012 and February 28, 2011 amounted to $48,996 and $5,188, respectively. During the twelve months ended February 29, 2012, and right before the consummation of the Asset Purchase Agreement, the Company wrote its equipment down to estimated net realizable value and recorded an impairment expense of approximately $370,000.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

6. Liabilities Subject to Compromise

Liabilities subject to compromise at February 29, 2012 and February 28, 2011 include the following pre-petition liabilities:

	February 29,	February 28,
	2012	2011
Accounts payable and accrued liabilities	$448,531	$271,562
Due to stockholders	180,000	14,000
Note payable	65,000	27,090
8% Note to George Mainas/Mainas Development Corporation	48,687	465,409
9% Line of Credit to George Mainas/Mainas Development Corporation	207,307	310,835
7% Note payable to Steve Davis	27,423	26,441
10% Note due to Niesar Vestal, LLP	55,306	52,500
Total liabilities subject to compromise	$1,032,254	$1,167,837

On November 30, 2011 and in relation to the Asset Purchase Agreement mentioned above, the court approved the sale of majority of the Company’s assets and concurrently using the funds from the sale to partially pay down the 8% Note to George Mainas which was the only secured note. Accordingly, the balance of this note was re-classified to liabilities subject to compromise as no more assets are available to satisfy the secured credit obligation.

7. Convertible Note-Post Petition

During the twelve months ended February 29, 2012, the Company issued two unsecured convertible notes for a total amount of $50,000 (first note was dated November 9, 2011 for $25,000 and second note was dated December 14, 2011 for an amount of $25,000) and bears interest at 8% per year. The term of the notes is one year from the date where the Company obtains the Bankruptcy Court approval for the financing; the Company obtained such approval on November 22, 2011. The outstanding principal and interest on these notes are convertible at any time on or after the date of Bankruptcy Court approval into Company’s shares of common stock on the basis of five (5) shares for each $0.01. In accordance with the applicable guidance in GAAP, the Company recorded a beneficial conversion feature (BCF) for an amount of $25,000 on date of issuance. The BCF amount was calculated as the difference between the market price and conversion price on date of issuance and was charged to operations on such date.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

8. Common Stock

On April 23, 2010, the Company issued 150,000 shares to Bespoke Growth Partners an investor relations consulting firm in exchange for services to be provided by the firm. The Company recorded $148,500 in compensation expense in the year ended February 28, 2011 as the agreement has been terminated.

On May 4, 2010, as the result of completing the acquisition of Entertainment Express, Inc. (“EntertainmentXpress”), the Company issued 13,685,753 shares of common stock as defined in that certain Amended and Restated Exchange Agreement, dated as of April 23, 2010 by and among the Company and EntertainmentXpress with a stated exchange ratio of one Company share for every one EntertainmentXpress share, pursuant to the terms and conditions set forth in the agreement.

On May 4, 2010, and concurrently with executing the acquisition of Entertainment Express, the Company executed a debt conversion agreement with an accredited investor for cash of $133,000, which was converted into 133,000 shares of the Company’s common stock priced at $1.00 per share, which was converted on the same day into common stock. The debt agreement also provided the accredited investor for each common share received upon conversion, a warrant to purchase an additional share of the Company’s common stock at $1.25 within 1 year, unless called sooner. The Company has the right to call the warrants if the Company’s trading price is at least $2.25 for 7 days or more. If called, the warrants must be exercised within the 10 days or they will expire. The Company recorded interest expense related to the issuance of these warrants in the amount of $166,079. The Company recorded a loss on the conversion of debt of $46,550.

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

On May 6, 2010, the Company issued 600,000 shares to the Capital Communications Group pursuant to an investor relations consulting agreement dated March 12, 2010. The Company recorded $164,384 in compensation expense in the year ended February 28, 2011 and the remaining expense of $585,616 will be amortized over the remaining year of the contract.

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

On August 2, 2010 the Company agreed to issue up to 1,000,000 shares of restricted common stock to Martin W. Greenwald, pursuant to his employment agreement dated August 2, 2010 to serve as the Company’s Chief Executive Officer. The shares of the common stock are restricted shares, and may not be sold, transferred or otherwise disposed without registration under the Securities Act or an exemption therein. Shares are earned and issued monthly on the anniversary date (second day of each month) of his Agreement. The shares of common stock were offered and sold within the exemption from registration under Section 4(2) of the Act. The offering was not conducted in connection with a public offering, and no public solicitation or advertisement was made or relied upon by Mr. Greenwald in connection with the issuance. As of February 29, 2012, 416,665 shares have been issued and the Company recorded $579,452 in compensation expense for the year ended February 28, 2011. In March 2011, the Board of Directors accelerated the vesting on the remaining 583,335 shares.

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

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

8. Common Stock (Continued)

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

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

8. Common Stock (Continued)

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

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

8. Common Stock (Continued)

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

On March 7, 2011, the Company issued 687,500 shares to four consultants for services rendered. The Company recorded $378,125 in consulting expense in the year ended February 29, 2012 as the grants were for past services and vested immediately to the holder.

On March 7, 2011, the Company executed a common stock and warrant agreement with an accredited investor for $79,000 in cash. The accredited investor received 316,000 common stock and 316,000 warrants to purchase an additional share of the Company at $0.40 within three years. As of February 29, 2012, the accredited investor held 316,000 warrants related to this purchase.

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

On August 2, 2011, the Company issued 600,000 shares to Salzwedel Financial Services for services to be rendered. The Company expensed this amount in the year ended February 29, 2012.

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

On January 23, 2012, the Company issued 25,000,000 restricted shares to Stuart Subotnick for cash at a price of $0.002 per share and a total purchase price of $50,000.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

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

	February 29, 2012	February 28, 2011
Expected Volatility	70%	1,570%
Expected dividends	0%	0%
Expected terms (in years)	1 to 3	5
Risk-free rate	0.25% to 1.22%	1.48-1.98%
Forfeiture rate	20%	0%

A summary of option activity as of February 29, 2012 and February 28, 2011, and changes during the years then ended is presented below:

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding at February, 2011	4,005,000	$0.99	3.67	$205,000
Granted	3,015,000	0.55	4.00	—
Exercised	(200,000)	0.10	—	—
Forfeited or expired	(5,795,000)	0.96	—	—
Outstanding at February 29, 2012	1,025,000	0.83	3.72	—
Exercisable at February 29, 2012	1,025,000	$0.83	3.72	—

	Options	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	600,000	$0.20	2.09	$205,000
Granted	4,072,000	$1.16	——	$—
Exercised	(100,000)	$0.25	—	$—
Forfeited or expired	(567,000)	$1.20	—	$—

Outstanding at February 28, 2011	4,005,000	$0.99	3.67	$205,000

Exercisable at February 28, 2011	2,370,918	$0.89	3.16	$205,000

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

9. Share Based Compensation (Continued)

One option grant for 100,000 shares was exercised (cashless) during the year ended February 28, 2011. During the twelve months ended February 29, 2012, 128,571 shares were issued in connection with the cashless exercise of 200,000 options.

There was no unvested compensation as of February 29, 2012. During the twelve months ended February 29, 2012, 3,015,000 stock options were granted. The Company has recorded a stock option expense of $1,058,745 in twelve months ended February 29, 2012, in general and administrative expenses. Due to the Company filing for bankruptcy and termination of almost all employees, an additional 4,345,000 option were forfeited during the quarter ended November 30, 2011 which represent the number of options that were not exercised within 90 days of termination for the respective employees, total number of options forfeited during fiscal 2012 was 5,795,000.

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

	February 29, 2012	February 28, 2011
Expected Volatility	70%	1,560%
Expected dividends	0%	0%
Expected terms (in years)	3.0	3.0
Risk-free rate	0.79%	1.42%
Forfeiture rate	20%	0%

A summary of warrant activity as of February 29, 2012 and February 28, 2011, and changes during the years then ended is presented below:

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427
Granted	3,316,000	$0.26	2.59	—
Exercised	—	$—	—	—
Forfeited or expired	(217,500)	$1.25	—	—
Outstanding at February 29, 2012	11,595,791	$0.32	1.93	—
Exercisable at February 29, 2012	11,595,791	$0.32	1.93	—

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at February 28, 2010	—	$—	—	$—
Granted	9,107,291	$0.41	—	—
Exercised	(10,000)	$1.00	—	—
Forfeited or expired	(600,000)	$1.10	—	—
Outstanding at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427
Exercisable at February 28, 2011	8,497,291	$0.36	2.81	$2,379,427

There were no warrants exercised during the year ended February 29, 2012. There were no unvested warrants as of February 29, 2012. During the year ended February 29, 2012, the Company issued 3,316,000 warrants to six investors at an average exercise price $0.26.

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

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of February 29, 2012 and February 28, 2011, the Company had no accruals for interest or penalties related to income tax matters.

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

10. Income Taxes (Continued)

The provision for income tax consists of the following components at February 29, 2012 and February 28, 2011:

	2012	2011
Current:
Federal income taxes	$—	$—
State income taxes	—
Deferred	—	—

	$—	$—

The following reconciles income taxes reported in the financial statements to taxes that would be obtained by applying regular tax rates to income before taxes:

	2012	2011
Expected tax benefit using regular rates	$2,658,612	$3,070,540
State minimum tax	—	—
Valuation allowance	(2,658,612)	(3,070,540)
Tax Provision	$—	$—

As a result of the implementation of certain provisions of ASC 740, Income Taxes, (formerly FIN 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109) , the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered uncertain. Therefore, there was no provision for uncertain tax positions for the years ended February 29, 2012 and February 28, 2011. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance. The Company will continue to classify income tax penalties and interest, if any, as part of interest and other expenses in its statements of operations. The Company has incurred no interest or penalties as of February 29, 2012 and February 28, 2011.

11. Subsequent Events

In November, 2011, Debtor reached an agreement with ELO Media ("ELO") regarding a reverse merger and started to prepare the necessary documents, including a Share Exchange Agreement and a Disclosure Statement. At a hearing on May 2, 2012 on the United States Trustee's Motion to Convert/Dismiss, Debtor represented that the documents were nearing completion and that Debtor anticipated filing its Disclosure Statement in the near future. The Court, at that hearing set a hearing on the Disclosure Statement for July 25, 2012 at 1:30 p.m. On or about May 24, 2012, ELO advised the Debtor that it had decided to withdraw from the transaction and would not be proceeding with the Share Exchange Agreement. Since then, Debtor sought other companies with which to merge, ultimately reaching a Memorandum of Understanding with a Private Company on June 12, 2012.

Debtor is in the process of negotiating a new Share Exchange Agreement with a Private Company and believes that it will be in a position to file its Disclosure Statement within approximately Thirty (30) days.

