Form 10-Q
period 2012-05-31
PUBLIC MEDIA WORKS INC
filed 2012-07-18
CIK 1108730

 U.S. Securities and Exchange Commission

Washington, D.C. 20549

____________________

FORM 10-Q

____________________

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2012

Transition Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act

For the transition period from N/A to N/A

____________________

Commission File No. 0-29901

____________________

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer as specified in its charter)

Delaware	98-4802535
State of Incorporation	IRS Employer Identification No.

4000 Bridgeway, Ste. #401, Sausalito, CA 94965

(Address of principal executive offices)

  (415) 524-5967

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer large accelerated filer” and “Smaller reporting company” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer   ☐             Accelerated filer   ☐             Non–Accelerated filer   ☐     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes   ☐     No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 9, 2012
Common stock, $0.0001 par value	63,315,615

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

INDEX TO FORM 10-Q FILING

FOR THE THREE MONTHS ENDED MAY 31, 2012

TABLE OF CONTENTS

		Page Numbers
PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other information	20
Item 6.	Exhibits	20

CERTIFICATIONS

Exhibit 31 – Management certification
Exhibit 32 – Sarbanes-Oxley Act

PART I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements and Notes thereto

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEET

	May 31,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash	$—	$—
Prepaid expenses and other assets	2,000	2,000
Total current assets	2,000	2,000
Total assets	$2,000	$2,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued liabilities-post petition	$23,852	$19,002
Convertible note-post petition	50,000	50,000
Total liabilities not subject to compromise	73,852	69,002
Liabilities subject to compromise	1,032,254	1,032,254
Total liabilities	1,106,106	1,101,256
Stockholders’ deficit
Common stock $0.0001 par value, 125,000,000 shares authorized 63,315,615 issued and outstanding as of May 31, 2012 and February 29, 2012	6,332	6,332
Additional paid-in capital	18,376,863	18,376,863
Accumulated deficit	(19,487,301)	(19,482,451)
Total stockholders’ deficit	(1,104,106)	(1,099,256)
Total liabilities and stockholders’ deficit	$2,000	$2,000

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended May 31,
	2012	2011
Revenue	$—	$20,236
Cost of revenue	—	63,713
Gross loss	—	(43,477)
Operating expenses	1,400	2,837,145
Loss from operations	1,400	(2,880,622)

Interest expense	—	15,091

Loss before reorganization items and income taxes	1,400	(2,895,713)
Reorganization items	3,450	—
Loss before income taxes	(4,850)	(2,895,713)
Provision for income taxes	—	—
Net loss	$(4,850)	$(2,895,713)

Net loss per common share – basic and diluted	$(0.00)	$(0.09)

Weighted average number of shares – basic and diluted	63,315,615	32,223,740

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended May 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(4,850)	$(2,895,713)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	—	19,598
Amortization	—	43,926
Interest expense accrued but unpaid on convertible of debt	—	15,091
Share based compensation	—	2,369,664
Warrants issued for services	—	11,086
Changes in operating assets and liabilities:	—
Accounts receivable	—	(2,001)
Prepaid expenses and other assets	—	(13,982)
Inventory	—	(76,738)
Accrued liabilities-post petition	4,850	—
Accounts payable and accrued expenses and accrued interest	—	235,635
Net cash used in operating activities	—	(293,434)
INVESTING ACTIVITIES:
Purchase of equipment	—	(199,741)
Net cash used in investing activities	—	(199,741)
FINANCING ACTIVITIES:
Issuance of common stock for cash	—	79,000
Subscriptions receivable	—	30,000
Due to stockholders	—	13,000
Payments on note payable	—	(12,090)
Net cash provided by financing activities	—	109,910

Net decrease in cash	—	(383,265)
Cash – beginning of period	—	385,888
Cash – end of period	$—	$2,623

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued for consulting services	$—	$378,125
Common stock issued to directors, officers and advisors	$—	$275,000
Conversion of notes payable and interest to equity	$—	$250,000

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

(Unaudited)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit, has no cash on hand, is in default of its outstanding debt agreements and has not generated revenues since September 23, 2011, the date the Company filed for protection under Chapter 11 of the Bankruptcy Code.

Bankruptcy Filing

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

The Chapter 11 case is in good standing with the court having filed all required Monthly Operating Reports along with its Statement of Liability Insurance. The Company requested an extension to file its Disclosure Statement and Plan of Reorganization, accordingly, the Bankruptcy Court agreed to extend the filing date for the Disclosure Statement and Plan of Reorganization to August 20, 2012.

The Company was required to apply the FASB’s provisions of reorganizations effective on September 23, 2011, which is applicable to companies in Chapter 11 and generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the bankruptcy filing petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the year ended February 29, 2012. The balance sheet must distinguish pre-bankruptcy filing liabilities subject to compromise from both those pre-bankruptcy filing liabilities that are not subject to compromise and from post-bankruptcy filing liabilities. The Company continues to evaluate creditors' claims for other claims that may also have priority over unsecured creditors.  Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be approved by the bankruptcy court, even if they may be settled for lesser amounts as a result of the plan of reorganization. In addition, cash used in reorganization items must be disclosed separately in our consolidated statements of cash flows.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The consolidated financial statements as of May 31, 2012 and for the three months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements. As such, the financial statements for the three months ended March 31, 2012 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the three months ended May 31, 2011. As part of the Chapter 11 filing, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely materially alter the classifications and amounts reported in our consolidated financial statements.

The condensed consolidated balance sheet as of May 31, 2012, which was derived from audited financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments as well as adjustments required for entities in reorganization under the Bankruptcy Code) necessary for a fair presentation of the results of operations have been included in the accompanying condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto included in the “Company‘s Annual Report on Form 10-K as of and for the year ended February 29, 2012, as filed with the Securities Exchange Commission.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

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

Income Taxes

Deferred income taxes are provided to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At May 31, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of May 31, 2012 and February 29, 2012, the Company had 11,595,791warrants outstanding. As of May 31, 2012 and February 29, 2012, the Company had 1,025,000 stock options outstanding. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentations.

Recent Accounting Pronouncements

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

The Company’s management does not believe that any recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – PROCEEDINGS UNDER CHAPTER 11 OF THE BANKRUPTCY CODE

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

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash, if any, during the Chapter 11 process.  These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material to the Company’s financial position or results of operations in any given period. Total reorganization items amounted to $3,450 and $0 for the three months period ended May 31, 2012 and 2011.

NOTE 4 – LIABILITIES SUBJECT TO COMPROMISE

As a result of the bankruptcy filing, the payment of pre-petition indebtedness is subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the bankruptcy court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Company’s businesses and assets. Among other things, the bankruptcy court authorized us to pay certain pre-petition claims relating to wages and benefits and professional fees.

We have been paying and intend to continue to pay undisputed post-petition claims in the ordinary course of business. In addition, we may reject pre-petition executory contracts and unexpired leases with respect to our operations, with the approval of the bankruptcy court. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as “Liabilities subject to compromise” in our consolidated balance sheets. We previously notified all known claimants subject to the bar date of their need to file a proof of claim with the bankruptcy court. A bar date is the date by which claims against the Company must be filed if the claimants disagree with the amounts included in our schedule of assets and liabilities filed with the bankruptcy court and wish to receive any distribution in the bankruptcy filing. The Company and our retained professionals are continuing to review and analyze the proofs of claim submitted by claimants and will investigate any material differences between these claims and liability amounts estimated by the Company. If necessary, in the event of a claims dispute, the bankruptcy court will make a final determination whether such claims should be allowed and, if so, the appropriate amount of such allowed claims. The ultimate amount of such liabilities is not determinable at this time.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts.  The amounts currently classified as “Liabilities subject to compromise” may be subject to future adjustments depending on bankruptcy court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.  We expect that certain amounts currently classified as “Liabilities subject to compromise” may in fact be paid in the ordinary course as they come due.  Any resulting changes in classification will be reflected in subsequent financial statements.

Liabilities subject to compromise consist of the following as of May 31, 2012 and February 29, 2012:

Accounts payable and accrued liabilities	$448,531
Due to stockholders	180,000
Note payable	65,000
8% Note to George Mainas/Mainas Development Corporation	48,687
9% Line of Credit to George Mainas/Mainas Development Corporation	207,307
7% Note payable to Steve Davis	27,423
10% Note due to Niesar Vestal, LLP	55,306
Total liabilities subject to compromise	$1,032,254

With the bankruptcy filing on September 23, 2011, the Company ceased accruing interest on its outstanding debt based upon its belief it will not be an allowed priority, secured or unsecured claim.

On November 30, 2011 and in relation to an Asset Purchase Agreement, the court approved the sale of majority of Company’s assets and concurrently using the funds from the sale to partially pay down the 8% Note to George Mainas which was the only secured note. Accordingly, the balance of this note was re-classified to liabilities subject to compromise as no more assets are available to satisfy the secured credit obligation.

NOTE 5 – Convertible Note-Post Petition

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

NOTE 6 – SHARE BASED COMPENSATION

Stock Option Plans

The Company has 2007 and 2010 Equity Incentive Plans. The 2007 Equity Incentive Plan, which permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 1 million shares of common stock. There were no new stock options granted, exercised or expired during the quarter ended May 31, 2012.

The Company has the following options outstanding and exercisable as of May 31, 2012.

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding and Exercisable at May 31, 2012	1,025,000	$0.83	3.47	—

Warrants

There were no new warrants granted, exercised or expired during the quarter ended May 31, 2012. The Company has the following warrants outstanding and exercisable as of May 31, 2012.

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and Exercisable at May 31, 2012	11,595,791	$0.32	1.68	—

NOTE 7 – INCOME TAXES

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

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of May 31, 2012 and 2011, the Company had no accruals for interest or penalties related to income tax matters.

*  *  *  *  *  *

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This discussion may contain forward-looking statements about the future performance of our Company, and is based on our assumptions and beliefs in light of information currently available.  We assume no obligation to update this information.  These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements, including, but not limited to: the ability of the Debtors to continue as going concerns; the ability of the Debtors to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 cases; the ability of the Debtors to prosecute, develop and consummate one or more plans of reorganization with respect to the Chapter 11 cases; the effects of the Bankruptcy Filing on the Debtors and the interests of various creditors, equity holders and other constituents; Bankruptcy Court rulings in the Chapter 11 cases and the outcome of the cases in general; the length of time the Debtors will operate under the Chapter 11 cases; risks associated with third-party motions in the Chapter 11 cases, which may interfere with the ability of the Debtors to develop and consummate one or more plans of reorganization once such plans are developed; the potential adverse effects of the Chapter 11 proceedings on the Debtors’ liquidity or results of operations; the ability to execute Debtors’ business and restructuring plan and to timely and effectively implement the turnaround strategy; increased legal costs related to the Bankruptcy Filing and other litigation; the costs and other effects of lawsuits and administrative proceedings; changes in the capital markets which may affect our cost of capital or the ability to access capital; regulatory compliance.  Refer to Risk Factors included in this quarterly report. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 29, 2012, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.  Such forward-looking statements include, but are not limited to, statements regarding future events and the Company’s plans and expectations.  Actual results could differ materially from those discussed herein.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-Q or incorporated herein by reference, including those set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are now an entity with no operations. As of the date hereof, we have not been successful in any of our prior business operations.

Historically, we were able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately.

Our management has been analyzing the various alternatives available to us to ensure our survival and to preserve our shareholder's investment in our common shares. This analysis has included sourcing additional forms of financing to continue our business as is, or mergers and/or acquisitions. At this stage in our operations, we believe either course is acceptable, as our operations have not been profitable and our future prospects for our business are not good without further financing.

We are focusing our preliminary merger/acquisition activities on potential business opportunities with established business entities for the merger of a target business with our company. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to our company rather than merge. We anticipate that any new acquisition or business opportunities by our company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company and our existing business will close down. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We may seek a business opportunity with entities that have recently commenced operations, or entities that wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

At this stage, we can provide no assurance that we will be able to locate compatible business opportunities, what additional financing we will require to complete a combination or merger with another business opportunity or whether the opportunity's operations will be profitable.

If we are unable to secure adequate capital to continue our business or alternatively, complete a merger or acquisition, our shareholders will lose some or all of their investment and our business will likely fail.

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

The Chapter 11 case is in good standing with the court having filed all required Monthly Operating Reports along with its Statement of Liability Insurance. The Company requested an extension to file its Disclosure Statement and Plan of Reorganization, accordingly, the Bankruptcy Court agreed to extend the filing date for the Disclosure Statement and Plan of Reorganization to August 20, 2012.

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

THERE CAN BE NO ASSURANCES THAT NEGOTIATIONS WITH ANY PROSPECTIVE BUSINESS, INCLUDING BUT NOT LIMITED TO THE ENTITIES DISCUSSED ABOVE, WILL RESULT IN A MERGER WITH OUR COMPANY OR THAT SUCH MERGER WILL RESULT IN PROFITABILITY.

Critical Accounting Policies

Use of Estimates and Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and (iii) the reported amount of net sales and expenses recognized during the periods presented. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements; accordingly, actual results could differ from these estimates.

These estimates and assumptions also affect the reported amounts of revenues, costs and expenses during the reporting period.  Management evaluates these estimates and assumptions on a regular basis.  Actual results could differ from those estimates.

Management believes the most critical accounting policies, among others, will affect its more significant judgments and estimates used in the preparation of our financial statements are discussed in Note 2 of the audited consolidated financial statements.

RESULTS OF OPERATIONS

We presently have no operations but our plan of operation is to identify and merge with a potential merger candidate/candidates to create new shareholder value and reestablish the Company going forward.

Three Months Ended May 31, 2012, Compared to Three Months Ended May 31, 2011

Compared to no revenue generated in the three months ended May 31, 2012, the Company entered the start-up phase of operation during the first quarter ended May 31, 2011 and generated $20,236 in revenue. Those revenues in fiscal 2011 came principally from 25 kiosks placed in operation in March 2011 and going through beta testing. The Company was using a newly manufactured kiosk and operating software.

During the three months ended May 31, 2012, the Company’s cost of revenue (direct operating expenses) was $0, compared to $63,713 in the three months ended May 31, 2011. Cost incurred in fiscal 2011 was a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks.

General and administrative expenses (“G&A”) totaled $1,400 for the three months ended May 31, 2012, compared to $2,837,145 in the 2011 period. General and administrative expenses decreased significantly compared to fiscal 2011 due to entering into bankruptcy proceedings on September 23, 2011, accordingly departure of all employees and discontinuing our operating activities.

Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 case, including professional fees incurred, net of interest income earned on accumulated cash, if any, during the Chapter 11 process. Total reorganization items amounted to $3,450 and $0 for the three months period ended May 31, 2012 and 2011.

Interest expense was $0 for May 31, 2012 and $15,091 for 2011. Interest expense includes accrued and unpaid interest on our debt.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $19,487,301 as of May 31, 2012, current assets of $2,000, and current liabilities of $1,106,106 as of May 31, 2012. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

We do not presently generate any revenue to fund the planned development of our business. In order to develop our business plan, we will require funds for working capital.  We do not presently have any firm commitments for additional working capital and there are no assurances that such capital will be available to us when needed or upon terms and conditions which are acceptable to us. If we are able to secure additional working capital through the sale of equity securities, the ownership interests of our current stockholders will be diluted. If we raise additional working capital through the issuance of debt our future interest expense will increase. We are currently in default on our all of our outstanding debt and have been unable to raise the capital to pay such notes. Should the debt holders call their notes, we would be unable to pay them.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we filed for bankruptcy. During the three months ended May 31, 2012, we incurred a net loss of $4,850 and at May 31, 2012 have an accumulated deficit of $19,487,301.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ.

We are currently operating as debtors-in-possession pursuant to Bankruptcy Filing and continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of any DIP Credit Agreement; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from future operations through a merger candidate; and (vi) to obtain financing sources to meet our future obligations.  The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

OFF-BALANCE SHEETS ARRANGEMENTS

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our balance sheet, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Additional Information

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Securities and Exchange Commission, Judiciary Plaza, 100 F Street, N.E., Room 1580, and Washington, D.C. 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov .

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the three month period ended May 31, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that, as of May 31, 2012, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer, also our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of May 31, 2012 will depend on the outcome of our Bankruptcy filing.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. - RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in "Part I — Item 1A — Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended February 29, 2012, could materially affect our business, financial condition, or operating results. The risks described in our Annual Report on Form 10-K and our subsequent SEC reports are not the only risks facing us. There are additional risks and uncertainties not currently known to us or that we currently deem to be immaterial that may also materially adversely affect our business, financial condition, or operating results. While not required for smaller reporting companies, we include the following risk factors in addition to the risk factors previously provided:

Failure to execute on our turnaround strategy could adversely affect our Company’s liquidity, financial condition and results of operations

We are currently operating our business as debtors-in-possession in Chapter 11. The continuation of our Company as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of any DIP Credit Agreement; (ii) to develop a plan of reorganization and obtain confirmation of that plan under the Bankruptcy Code; (iii) to reduce debt and other liabilities through the bankruptcy process; (iv) to return to profitability through merger with a prospective business; (v) to subsequently generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. The uncertainty regarding these matters raises substantial doubt about our ability to continue as a going concern.

As a result of the Bankruptcy Filing, our historical financial information may not be indicative of our future financial performance.

Our capital structure may be significantly altered through the Chapter 11 process. Under fresh-start reporting rules that may apply to the Debtors upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from the bankruptcy would not be comparable to the financial condition and results of operations reflected in our historical financial statements. In connection with the Bankruptcy Filing and the development of a plan of reorganization, it is also possible that additional restructuring and related charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.

Operating during the Bankruptcy Filing may restrict our ability to pursue our strategic and operational initiatives.

As a result of the Bankruptcy Filing, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. Additionally, the terms of any DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	incur indebtedness;
•	incur or create liens;
•	dispose of assets;
•	enter into merger agreements;
•	prepay certain indebtedness and make other restricted payments;
•	enter into sale and leaseback transactions; and
•	modify the terms of certain indebtedness and certain material contracts.

The Bankruptcy Filing may have an adverse effect on our business and results of operations

The requirements of the Bankruptcy Filing have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the procuring a new business. This diversion of attention may materially and adversely affect the development of our business strategy, and, as a result, on our financial condition and results of operations, particularly if the bankruptcy cases are protracted.

Furthermore, we have incurred and will continue to incur during the pendency of the Bankruptcy Filing substantial costs for professional fees and other expenses associated with the administration of the bankruptcy cases.

If we are unable to implement a plan of reorganization, we may not be able to restructure our Company’s debts and continue as a going concern.

There can be no assurance that we will be able to confirm a plan of reorganization that will permit our Company to emerge from bankruptcy and continue operations.  For example, we may be unable to secure sufficient exit financing to fund a confirmable Chapter 11 plan of reorganization or we may fall out of compliance with the covenants in any DIP Credit Agreement, which could result in the DIP Lenders’ exercise of remedies forcing us to liquidate unless we could refinance our obligations under the DIP Credit Agreement.  As a result, there is no guarantee that we will successfully reorganize.

As a result of approval and implementation of a proposed plan, should such occur, certain changes in ownership of our Company could occur, which could adversely affect our ability to utilize our significant net operating loss carry-forwards upon our emergence from the Bankruptcy Filing.

There are certain tax attributes, such as net operating loss carry-forwards, that may be limited or lost altogether in the event of an ownership change as defined under Section 382 of the Internal Revenue Code. If a change of ownership were to occur as a result of the implementation of the proposed plan, upon our emergence from the Bankruptcy Filing there could be significant valuation allowances placed on deferred tax assets.

Trading in our securities during the pendency of the Bankruptcy Filing is highly speculative and poses substantial risks. Our common stock may be cancelled and holders of such common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

Although we cannot say for certain whether holders of our common stock will be eligible to receive any distributions on account of those holdings under a plan of reorganization or, if applicable, in a liquidation, it is exceedingly likely that these equity interests will be cancelled and extinguished in connection with confirmation of a plan of reorganization by the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. As a result, our currently outstanding common stock would have no value. Trading prices for our common stock may bear little or no relationship to the actual recovery, if any, by the holders thereof in the Bankruptcy Filing. Accordingly, we urge extreme caution with respect to existing and future investments in our equity securities and any of our other securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012 or JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An “emerging growth company” can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations that affect public companies, which could materially adversely affect our results of operations, financial condition, business and prospects.

As a public company and particularly after we cease to be an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules implemented by the SEC.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our results of operations, financial condition, business and prospects.

However, for as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

If the market value of our common stock that is held by non-affiliates exceeds $700 million as of any August 30, we would cease to be an “emerging growth company” as of the following August 30, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” immediately.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No common shares were issued during the three months ended May 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended May 31, 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant	PUBLIC MEDIA WORKS, INC
Date: July 18, 2012	By: /s/ Martin W. Greenwald
Martin W. Greenwald
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)

