Form 10-Q
period 2012-11-30
PUBLIC MEDIA WORKS INC
filed 2013-01-22
CIK 1108730

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2012

      .  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 0-29901

PUBLIC MEDIA WORKS, INC.

(Name of small business issuer as specified in its charter)

Delaware	98-4802535
State of Incorporation	IRS Employer Identification No.

6630 W. Sunset Blvd. Los Angeles, CA 90028

(Address of principal executive offices)

(310) 910-2949

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 30, 2012
Common stock, $0.0001 par value	63,315,615

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

INDEX TO FORM 10-Q FILING

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.

Interim Condensed Consolidated Financial Statements and Notes thereto

PUBLIC MEDIA WORKS, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEET

	November 30,	February 29,
	2012	2012
	(unaudited)
Assets
Current assets:
Cash	$—	$—
Prepaid expenses and other assets	2,000	2,000
Total current assets	2,000	2,000
Total assets	$2,000	$2,000
Liabilities and Stockholders’ Deficit
Current liabilities:
Accrued liabilities-post petition	$60,892	$19,002
Convertible note-post petition	50,000	50,000
Total liabilities not subject to compromise	110,892	69,002
Liabilities subject to compromise	1,032,254	1,032,254
Total liabilities	1,143,146	1,101,256
Stockholders’ deficit
Common stock $0.0001 par value, 125,000,000 shares authorized 63,315,615 issued and outstanding as of November 30, 2012 and February 29, 2012	6,332	6,332
Additional paid-in capital	18,376,863	18,376,863
Accumulated deficit	(19,524,341)	(19,482,451)
Total stockholders’ deficit	(1,141,146)	(1,099,256)
Total liabilities and stockholders’ deficit	$2,000	$2,000

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2011	2012	2011
Revenue	$—	$—	$—	$39,117
Cost of revenue	—	—	—	169,605
Gross loss	—	—	—	(130,488)
Operating expenses	—	37,042	1,400	4,359,821
Loss from operations	—	(37,042)	1,400	(4,490,309)

Interest expense	—	27,436	—	52.487

Loss before reorganization items and income taxes	—	71,370	1,400	(1,969,136)
Reorganization items	—	—	40,490	—
Loss before income taxes	—	(135,848)	(41,890)	(6,511,932)
Provision for income taxes	—	—	—	—
Net loss	$—	$(135,848)	$(41,890)	$(6,511,932)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.18)

Weighted average number of shares – basic and diluted	63,315,615	38,315,615	63,315,615	35,794,596

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(41,890)	$(6,511,932)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	—	48,996
Amortization	—	110,551
Impairment of equipment	—	370,077
Interest expense accrued but unpaid on convertible of debt	—	27,488
Share based compensation	—	3,529,191
Warrants issued for services	—	11,086
Loss on conversion of debt to equity	—	1,478,693
Bad debt expense	—	7,794
Debt discount	—	25,000
Changes in operating assets and liabilities:
Accounts receivable	—	(1,233)
Prepaid expenses and other assets	—	35,111
Inventory	—	(84,460)
Other Assets	—	10,125
Accrued liabilities-post petition	41,890	18,480
Accounts payable and accrued expenses and accrued interest	—	228,502
Net cash used in operating activities	—	(696,531)
INVESTING ACTIVITIES:
Purchase of equipment	—	(139,034)
Net cash used in investing activities	—	(139,034)
FINANCING ACTIVITIES:
Issuance of common stock for cash	—	216,000
Subscriptions receivable	—	30,000
Due to stockholders	—	166,000
Payments on note payable	—	(27,090)
Convertible note-post petition	—	25,000
Notes payable-Short term	—	65,000
Net cash provided by financing activities	—	474,910

Net increase in cash	—	(360,655)
Cash – beginning of period	—	385,888
Cash – end of period	$—	$25,233

SUPPLEMENTAL DISCLOSURES OF NON CASH FINANCING ACTIVITIES
Common stock issued for consulting services	$—	$468,125
Common stock issued to directors, officers and advisors	$—	$275,000
Conversion of notes payable and interest to equity	$—	$831,758
Common stock issued as prepayment on kiosks	$—	$100,000
Sale of assets to pay down secured note	$—	$145,000

The accompanying notes are an integral part of these consolidated financial statements

PUBLIC MEDIA WORKS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(Unaudited)

NOTE 1 – BUSINESS AND NATURE OF OPERATIONS

Public Media Works, Inc. (formerly Burnam Management, Inc.) was incorporated under the laws of the State of Delaware on March 3, 2000. The Company was originally engaged in the development, production, marketing and distribution of film, music and television entertainment media. On August 30, 2010, the Company entered into a share exchange agreement with EntertainmentXpress, Inc., a private company formed to pursue opportunities in the film/TV and entertainment industry. The share exchange agreement is essentially a reverse merger with Public Media Works, Inc., the surviving company.

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

The Chapter 11 case is in good standing. The Company filed its Disclosure Statement and Plan of Reorganization and a continued hearing on the adequacy of the Disclosure Statement took place on October 17, 2012 at which time the judge preliminary approval of the plan of reorganization and schedule a hearing for December 19, 2012 which was subsequently rescheduled for February 28, 2013.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America.  Significant accounting policies are as follows:

Basis of Presentation

The consolidated financial statements as of November 30, 2012 and for the nine months then ended were prepared in accordance with ASC 852 “reorganizations”, which does not change the application of US GAAP with respect to the preparation of our financial statements. As such, the financial statements for the nine months ended November 30, 2012 reflect the estimated realizable values of our assets and estimated fair value of our liabilities, and are therefore not comparable to the financial statements for the nine months ended November 30, 2011. As part of the Chapter 11 filing, we anticipate the development and implementation of a plan of reorganization to restructure our debt obligations and business operations. Confirmation of a plan of reorganization would likely materially alter the classifications and amounts reported in our consolidated financial statements.

The condensed consolidated balance sheet as of November 30, 2012, which was derived from audited financial statements, has been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

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

The Company follows the two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement.  The Company considers many factors when evaluating and estimating the Company's tax positions and tax benefits, which may require periodic adjustments. At November 30, 2012, the Company did not record any liabilities for uncertain tax positions.

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

Net Loss per Common Share – Basic and Diluted

Net loss per common share – basic and diluted is computed based on the weighted average number of shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As of November 30, 2012 and February 29, 2012, the Company had 11,595,791 warrants outstanding. As of November 30, 2012 and February 29, 2012, the Company had 1,025,000 stock options outstanding. Neither was included in the net loss per common share due to the options and warrants being anti-dilutive. Additionally, there were no adjustments to net loss to determine net loss available to common stockholders. As such, basic and diluted net loss per common share equals net loss, as reported, divided by the weighted average common shares outstanding for the respective periods.

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

Reorganization Items

Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 case, such as professional fees incurred, net of interest income earned on accumulated cash, if any, during the Chapter 11 process.  These restructuring activities may result in additional charges and other adjustments for expected allowed claims (including claims that have been allowed by the Court) and other reorganization items that could be material to the Company’s financial position or results of operations in any given period. Total reorganization items amounted to $40,490 and $0 for the nine months period ended November 30, 2012 and 2011.

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

Liabilities subject to compromise consist of the following as of November 30, 2012 and February 29, 2012:

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

NOTE 6 – SHARE BASED COMPENSATION

Stock Option Plans

The Company has 2007 and 2010 Equity Incentive Plans. The 2007 Equity Incentive Plan, which permits the grant of awards in the form of incentive stock options, nonstatutory stock options, stock appreciation rights, stock awards and stock units to its key employees for up to 1 million shares of common stock. There were no new stock options granted, exercised or expired during the quarter ended November 30, 2012.

The Company has the following options outstanding and exercisable as of November 30, 2012.

		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding and Exercisable at November 30, 2012	1,025,000	$0.83	2.95	—

Warrants

There were no new warrants granted, exercised or expired during the quarter ended November 30, 2012. The Company has the following warrants outstanding and exercisable as of November 30, 2012.

	Warrants	Weighted- Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and Exercisable at November 30, 2012	11,595,791	$0.32	1.18	—

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

As a corporation, the Company is primarily subject to U.S. federal and state income tax. The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. As of November 30, 2012 and 2011, the Company had no accruals for interest or penalties related to income tax matters.

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

Corporate History

Prior to May 2010, the Company was historically engaged in the development, production, marketing and distribution of film, music and television entertainment titles. The Company has an ownership interest in several film and television projects. As of May 4, 2010 with the acquisition of Entertainment Xpress, Inc., the Company focused exclusively on its kiosk business. In March 2011, the Company installed its first 25 kiosks under the DBA of  “ Spot. The difference™”.

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

The Chapter 11 case is in good standing. The Company filed its Disclosure Statement and Plan of Reorganization and a continued hearing on the adequacy of the Disclosure Statement took place on October 17, 2012 at which time the judge preliminary approval of the plan of reorganization and schedule a hearing for December 19, 2012 which was subsequently rescheduled for February 28, 2013.

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

Debtor has negotiated a new Share Exchange Agreement with The Pulse Network (“TPN”). Debtor has filed its Disclosure Statement seeking to complete a reverse merger with TPN. A hearing on the adequacy of Debtor’s Disclosure Statement took before the United States Bankruptcy Court, Central District of California, Riverside Division on October 17, 2012 at which time the judge preliminary approval of the plan of reorganization and schedule a hearing for December 19, 2012 which was subsequently rescheduled for February 28, 2013.

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

Nine months Ended November 30, 2012, Compared to Nine months Ended November 30, 2011

Compared to no revenue generated in the nine months ended November 30, 2012, the Company entered the start-up phase of operation during the first quarter ended November 30, 2011 and generated $39,117 in revenue. Those revenues in fiscal 2011 came principally from 25 kiosks placed in operation in March 2011 and going through beta testing. The Company was using a newly manufactured kiosk and operating software.

During the nine months ended November 30, 2012, the Company’s cost of revenue (direct operating expenses) was $0, compared to $169,605 in the nine months ended November 30, 2011. Cost incurred in fiscal 2011 was a direct result of placing the kiosks in operations. Direct operating expenses principally include: amortization of our DVD and Blu-Ray movie inventory; commissions or fees to retailers; credit card fees and field operations support, such as loading and cleaning the kiosks and monitoring the kiosks.

General and administrative expenses (“G&A”) totaled $0 for the nine months ended November 30, 2012, compared to $4,359,821 in the 2011 period. General and administrative expenses decreased significantly compared to fiscal 2011 due to entering into bankruptcy proceedings on September 23, 2011, accordingly departure of all employees and discontinuing our operating activities.

Reorganization items represent the direct and incremental costs related to the Company’s Chapter 11 case, including professional fees incurred, net of interest income earned on accumulated cash, if any, during the Chapter 11 process. Total reorganization items amounted to $40,490 and $0 for the nine months period ended November 30, 2012 and 2011. These costs represent mainly payment for Company’s consultants, professional services related to compliance with the SEC filing requirements, attorneys and court fees.

Interest expense was $0 for nine month period ended November 30, 2012 and $52,487 for 2011. Interest expense includes accrued and unpaid interest on our debt.

LIQUIDITY AND CAPITAL RESOURCES

We currently have a total accumulated deficit of $19,524,341 as of November 30, 2012, current assets of $2,000, and current liabilities of $1,143,146 as of November 30, 2012. We are currently in default on all of our debt and have been unable to raise the capital to pay such notes. Should the note holders call their notes, we would be unable to pay them.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of our company as a going concern.  However, we have a working capital deficit and have not generated revenues since we filed for bankruptcy. During the nine months ended November 30, 2012, we incurred a net loss of $41,890 and at November 30, 2012 have an accumulated deficit of $19,524,341.  These factors raise substantial doubt about the ability of our company to continue as a going concern.  We are dependent upon funds from private investors and the support of certain stockholders. Management is proposing to raise any necessary additional funds through loans and additional sales of its common stock. There is no assurance that we will be successful in raising additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.  On September 23, 2011, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California, Riverside Division (the "Bankruptcy Court"). The Chapter 11 Case Number is: 6:11-bk-40137-MJ.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities. We have no business activity as of the nine month period ended November 30, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that, as of November 30, 2012, our disclosure controls and procedures were not effective in ensuring that the information required to be filed or submitted under the Exchange Act is recorded, presented, summarized and reported as specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to our management, including our Chief Executive Officer, also our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We believe, however, that the accompanying condensed consolidated financial statements presented in this Form10-Q fairly present the financial condition and results of operations for the periods indicated.

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

Our plan to remediate those material weaknesses remaining as of November 30, 2012 will depend on the outcome of our Bankruptcy filing.

Changes in Internal Control over Financial Reporting.

During the quarter ended November 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

No common shares were issued during the nine months ended November 30, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter ended November 30, 2012.

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

Registrant	PUBLIC MEDIA WORKS, INC

Date: January 16, 2013	By: /s/ Martin W. Greenwald
Martin W. Greenwald
Chief Executive Officer (Principle Executive Officer, Principle Financial Officer)